Form 10-Q
period 1996-03-30
THERMOQUEST CORP \DE\
filed 1996-05-07
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-14262

                             THERMOQUEST CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         77-0407461
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   355 River Oaks Parkway
   San Jose, California                                                  95134
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days.  Yes [   ]  No [ X ]

               The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on March 18, 1996, the date its Registration Statements on Form S-1 and Form 8-A became effective, and has filed all reports required to be filed thereunder since such date.

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                    Outstanding at April 26, 1996
        ----------------------------       -----------------------------
        Common Stock, $.01 par value                 48,450,000
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 30,   December 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                       $176,669       $120,354
     Accounts receivable, less allowances of
      $2,378 and $2,341                                63,966         65,729
     Inventories:
      Raw materials and supplies                       19,463         17,970
      Work in process and finished goods               32,887         29,050
     Prepaid expenses                                   1,331          1,258
     Prepaid income taxes                               8,303          8,695
                                                     --------       --------
                                                      302,619        243,056
                                                     --------       --------

   Property, Plant and Equipment, at Cost              59,577         60,665
     Less: Accumulated depreciation and
           amortization                                16,519         17,134
                                                     --------       --------
                                                       43,058         43,531
                                                     --------       --------

   Patents and Other Assets                             5,245          5,627
                                                     --------       --------
   Cost in Excess of Net Assets of Acquired
    Companies                                         135,770        135,828
                                                     --------       --------
                                                     $486,692       $428,042
                                                     ========       ========












                                        2PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     March 30,   December 30,
   (In thousands except share amounts)                    1996           1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable and current maturities of
      long-term obligations                          $ 17,535       $ 11,755
     Accounts payable                                  15,246         13,144
     Accrued payroll and employee benefits             10,619         10,533
     Accrued installation and warranty expenses         7,572          7,079
     Deferred revenue                                   8,865          8,417
     Customer deposits                                 10,789          6,403
     Accrued income taxes                               5,564          4,118
     Other accrued expenses                            10,552         12,077
     Due to parent company                              2,717          2,628
                                                     --------       --------
                                                       89,459         76,154
                                                     --------       --------

   Deferred Income Taxes                                5,767          5,767
                                                     --------       --------

   Accrued Pension and Other Deferred Items            11,876         11,925
                                                     --------       --------
   Long-term Obligations:
     5% Subordinated convertible debentures            96,250         96,250
     Other                                              9,041         10,206
                                                     --------       --------
                                                      105,291        106,456
                                                     --------       --------

   Shareholders' Investment (Note 2):
     Common stock, $.01 par value, 100,000,000
      shares authorized; 48,000,000 and 45,000,000
      shares issued and outstanding                       480            450
     Capital in excess of par value                   254,914        213,378
     Retained earnings                                 17,462         11,764
     Cumulative translation adjustment                  1,443          2,148
                                                     --------       --------
                                                      274,299        227,740
                                                     --------       --------
                                                     $486,692       $428,042
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues                                            $ 65,506     $ 56,505
                                                       --------     --------

   Costs and Operating Expenses:
     Cost of revenues                                    34,363       28,472
     Selling, general and administrative expenses        16,748       15,833
     Research and development expenses                    4,506        4,377
                                                       --------     --------
                                                         55,617       48,682
                                                       --------     --------

   Operating Income                                       9,889        7,823

   Interest Income                                        1,619           72
   Interest Expense                                      (1,684)        (401)
                                                       --------     --------

   Income Before Provision for Income Taxes               9,824        7,494
   Provision for Income Taxes                             4,126        3,110
                                                       --------     --------
   Net Income                                          $  5,698     $  4,384
                                                       ========     ========
   Earnings per Share                                  $    .13     $    .10
                                                       ========     ========
   Weighted Average Shares                               45,396       45,187
                                                       ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.







                                        4PAGE

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
    Net income                                         $  5,698     $  4,384
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                       1,823        2,140
      Provision for losses on accounts receivable             5           43
      Other noncash expenses                                381          237
      Changes in current accounts, excluding the
       effects of acquisition:
        Accounts receivable                               1,060       (1,496)
        Inventories                                      (4,028)       1,338
        Other current assets                                284         (230)
        Accounts payable                                  1,885         (497)
        Other current liabilities                         5,036       (3,671)
      Other                                                 385          226
                                                       --------     --------
         Net cash provided by
         operating activities                            12,529        2,474
                                                       --------     --------
   Investing Activities:
    Acquisition, net of cash acquired                    (1,587)           -
    Purchases of property, plant and equipment           (1,079)        (689)
    Other                                                    75          221
                                                       --------     --------
         Net cash used in
          investing activities                           (2,591)        (468)
                                                       --------     --------
   Financing Activities:
    Net proceeds from issuance of Company common
     stock (Note 2)                                      41,566            -
    Increase in short-term obligations                    5,038          655
    Repayment of long-term obligations                     (229)        (185)
    Net transfer to parent company                            -       (5,448)
                                                       --------     --------
         Net cash provided by (used in)
          financing activities                         $ 46,375     $ (4,978)
                                                       --------     --------






                                        5PAGE

                             THERMOQUEST CORPORATION

                                  (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Exchange Rate Effect on Cash                        $      2     $  1,090
                                                       --------     --------
   Increase (Decrease) in Cash and Cash Equivalents      56,315       (1,882)
   Cash and Cash Equivalents at Beginning of Period     120,354       13,050
                                                       --------     --------
   Cash and Cash Equivalents at End of Period          $176,669     $ 11,168
                                                       ========     ========

   Cash Paid For:
    Interest                                           $  2,924     $    401
    Income taxes                                       $  2,890     $  1,688


   The accompanying notes are an integral part of these consolidated financial statements.















                                        6PAGE

                             THERMOQUEST CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (Reg. No. 333-00276), filed with the Securities and Exchange Commission.


   2.   Initial Public Offering

        In March 1996, the Company sold 3,000,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $41.6 million.

        Subsequent to the end of the quarter, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 450,000 shares of the Company's common stock at $15.00 per share for net proceeds of approximately $6.3 million. Following the initial public offering and the exercise of the over-allotment option, Thermo Instrument Systems Inc. owned 93% of the Company's outstanding common stock.

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultra-trace levels of detection. The Company's products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of semiconductor wafers, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications.
                                        7PAGE

                             THERMOQUEST CORPORATION

        The Company's strategy is to supplement its internal growth with the acquisition of complementary products and technologies. In January 1996, the Company acquired Extrel FTMS, Inc., a manufacturer of Fourier transform mass spectrometers, from Waters Technologies Corporation.

        The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995

        Revenues increased 16% to $65.5 million in the first quarter of 1996 from $56.5 million in the first quarter of 1995 primarily due to an increase of $5.8 million in revenues from the Company's mass spectrometry business, the inclusion of $2.6 million in revenues from the sale of products manufactured by third parties and, to a lesser extent, an increase of $1.7 million in revenues from the Company's liquid chromatography business. The increase in revenues from the Company's mass spectrometry business was primarily due to the introduction of a new product in the third quarter of 1995. These increases were offset by a decrease of $1.1 million in revenues due to the strengthening of the U.S. dollar in relation to the Japanese yen.

        The gross profit margin decreased to 47.5% in the first quarter of 1996 from 49.6% in the first quarter of 1995. This decline is primarily due to the inclusion of lower-margin sales of products manufactured by third parties in 1996 and, to a lesser extent, a shift in product mix. The gross profit margin for the third-party product sales was 7%.

        Selling, general and administrative expenses as a percentage of revenues decreased to 25.6% in the first quarter of 1996 from 28.0% in the first quarter of 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues decreased to 6.9% in the first quarter of 1996 from 7.7% in the first quarter of 1995 primarily due to an increase in total revenues.

        Interest income increased to $1.6 million in the first quarter of 1996 from $0.1 million in the first quarter of 1995 as a result of interest income earned on the invested proceeds from the Company's issuance of 5% subordinated convertible debentures in August 1995. Interest expense increased to $1.7 million in 1996 from $0.4 million in 1995 due primarily to interest on the Company's 5% subordinated convertible debentures.

        The effective tax rate was 42.0% in the first quarter of 1996, compared with 41.5% in the first quarter of 1995. These rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes, the inability to provide a tax benefit for losses incurred at certain of the Company's foreign operations, and the nondeductible amortization of cost in excess of net assets of acquired companies.
                                        8PAGE

                             THERMOQUEST CORPORATION

   Liquidity and Capital Resources

        Consolidated working capital was $213.2 million at March 30, 1996, compared with $166.9 million at December 30, 1995, an increase of $46.3 million. Included in working capital are cash and cash equivalents of $176.7 million at March 30, 1996, compared with $120.4 million at December 30, 1995. Cash provided by operating activities was $12.5 million for the three months ended March 30, 1996. Cash used for an increase in inventories due to the introduction a new mass spectrometer was more than offset by an increase in other current liabilities primarily due to an increase in customer deposits.

        In March 1996, the Company sold 3,000,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $41.6 million. Subsequent to the end of the quarter, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 450,000 shares of the Company's common stock for net proceeds of approximately $6.3 million.

        During the remainder of 1996, the Company plans to expend approximately $2.2 million for property, plant and equipment. Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. In December 1995, Thermo Instrument Systems Inc. (Thermo Instrument) acquired the assets of the analytical instrument division of Analytical Technology, Inc. (ATI) and in March 1996, Thermo Instrument acquired a substantial portion of the Scientific Instruments Division of Fisons plc. (Fisons). The Company has had discussions with Thermo Instrument regarding the acquisition of the Automass division of ATI, which manufactures mass spectrometers, and the CE Instruments and Mass Lab divisions of Fisons, which manufacture gas chromatographs and benchtop quadrupole mass spectrometers, respectively. The Automass, CE Instruments, and Mass Lab divisions had revenues of approximately $7 million, $38 million, and $10 million, respectively, in 1995. No assurance can be given that the Company will ultimately acquire these businesses, and the timing and terms of the acquisitions, including price, would be subject to negotiation between the Company and Thermo Instrument. The Company expects that it will finance acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron Corporation (Thermo Electron), although there is no agreement with Thermo Instrument or Thermo Electron under which such parties are obligated to lend funds to the Company. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.



                                        9PAGE

                             THERMOQUEST CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 1996.


                                               THERMOQUEST CORPORATION



                                               Paul F. Kelleher
                                               ---------------------------
                                               Paul F. Kelleher
                                               Chief Accounting Officer



                                               John N. Hatsopoulos
                                               ---------------------------
                                               John N. Hatsopoulos
                                               Chief Financial Officer




























                                       10PAGE

                             THERMOQUEST CORPORATION

                                  Exhibit Index



   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.