Form 10-Q
period 1996-06-29
THERMOQUEST CORP \DE\
filed 1996-08-06
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                    Outstanding at July 26, 1996
        ----------------------------       ----------------------------
        Common Stock, $.01 par value                 48,450,000
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       June 29,  December 30,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $182,316      $120,354
     Available-for-sale investments, at quoted
       market value (amortized cost of $1,749)           1,752             -
     Accounts receivable, less allowances of
       $2,443 and $2,341                                56,455        65,729
     Inventories:
       Raw materials and supplies                       20,887        17,970
       Work in process and finished goods               30,449        29,050
     Prepaid expenses                                    2,055         1,258
     Prepaid income taxes                                8,503         8,695
                                                      --------      --------
                                                       302,417       243,056
                                                      --------      --------

   Property, Plant and Equipment, at Cost               59,559        60,665
     Less: Accumulated depreciation and
           amortization                                 17,013        17,134
                                                      --------      --------
                                                        42,546        43,531
                                                      --------      --------

   Patents and Other Assets                              4,979         5,627
                                                      --------      --------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                138,574       135,828
                                                      --------      --------

                                                      $488,516      $428,042
                                                      ========      ========




                                        2PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                       June 29,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable and current maturities of
       long-term obligations                          $ 10,237      $ 11,755
     Accounts payable                                   12,790        13,144
     Accrued payroll and employee benefits               9,872        10,533
     Accrued installation and warranty expenses          7,628         7,079
     Deferred revenue                                    8,730         8,417
     Customer deposits                                   6,490         6,403
     Accrued income taxes                                9,245         4,118
     Other accrued expenses                             11,120        12,077
     Due to parent company                               3,730         2,628
                                                      --------      --------
                                                        79,842        76,154
                                                      --------      --------

   Deferred Income Taxes                                 5,767         5,767
                                                      --------      --------

   Accrued Pension and Other Deferred Items             11,760        11,925
                                                      --------      --------
   Long-term Obligations:
     5% Subordinated convertible debentures             96,250        96,250
     Other                                               8,813        10,206
                                                      --------      --------
                                                       105,063       106,456
                                                      --------      --------
   Shareholders' Investment (Note 3):
     Common stock, $.01 par value, 100,000,000
       shares authorized; 48,450,000 and 45,000,000
       shares issued and outstanding                       485           450
     Capital in excess of par value                    261,121       213,378
     Retained earnings                                  24,194        11,764
     Cumulative translation adjustment                     282         2,148
     Net unrealized gain on available-for-sale
       investments                                           2             -
                                                      --------      --------
                                                       286,084       227,740
                                                      --------      --------
                                                      $488,516      $428,042
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                          Three Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                             $ 66,716    $ 57,729
                                                        --------    --------

   Costs and Operating Expenses:
     Cost of revenues                                     34,128      28,429
     Selling, general and administrative expenses         16,944      16,253
     Research and development expenses                     4,897       4,411
                                                        --------    --------
                                                          55,969      49,093
                                                        --------    --------

   Operating Income                                       10,747       8,636

   Interest Income                                         2,370          54
   Interest Expense                                       (1,656)       (390)
                                                        --------    --------

   Income Before Provision for Income Taxes               11,461       8,300
   Provision for Income Taxes                              4,873       3,446
                                                        --------    --------

   Net Income                                           $  6,588    $  4,854
                                                        ========    ========

   Earnings per Share                                   $    .14    $    .11
                                                        ========    ========

   Weighted Average Shares                                48,410      45,187
                                                        ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                           Six Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                             $134,015    $114,234
                                                        --------    --------

   Costs and Operating Expenses:
     Cost of revenues                                     69,538      56,901
     Selling, general and administrative expenses         34,019      32,086
     Research and development expenses                     9,592       8,788
                                                        --------    --------
                                                         113,149      97,775
                                                        --------    --------

   Operating Income                                       20,866      16,459

   Interest Income                                         3,989         126
   Interest Expense                                       (3,355)       (791)
                                                        --------    --------

   Income Before Provision for Income Taxes               21,500      15,794
   Provision for Income Taxes                              9,070       6,556
                                                        --------    --------

   Net Income                                           $ 12,430    $  9,238
                                                        ========    ========

   Earnings per Share                                   $    .27    $    .20
                                                        ========    ========

   Weighted Average Shares                                46,903      45,187
                                                        ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                          Six Months Ended
                                                        --------------------
                                                        June 29,     July 1,
   (In thousands)                                           1996        1995
   -------------------------------------------------------------------------
   Operating Activities:
     Net income                                         $ 12,430    $  9,238
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                     3,808       4,208
         Provision for losses on accounts receivable          29          12
         Other noncash expenses                              722         492
         Changes in current accounts, excluding the
           effects of acquisitions:
             Accounts receivable                          10,946       3,606
             Inventories                                  (2,510)     (2,600)
             Other current assets                           (359)       (372)
             Accounts payable                             (2,350)       (356)
             Other current liabilities                     3,223      (5,867)
         Other                                               597         703
                                                        --------    --------
                 Net cash provided by operating
                   activities                             26,536       9,064
                                                        --------    --------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)          (5,643)          -
     Purchases of available-for-sale investments          (1,650)          -
     Purchases of property, plant and equipment           (1,908)     (1,055)
     Other                                                    54         237
                                                        --------    --------
                 Net cash used in investing
                   activities                             (9,147)       (818)
                                                        --------    --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock (Note 3)                              47,778           -
     Decrease in short-term obligations                   (2,320)       (908)
     Repayment of long-term obligations                     (416)       (409)
     Net transfer to parent company                            -      (4,086)
     Other                                                   (95)          -
                                                        --------    --------
                 Net cash provided by (used in)
                   financing activities                 $ 44,947    $ (5,403)
                                                        --------    --------



                                        6PAGE

                             THERMOQUEST CORPORATION

                                  (Unaudited)


                                                          Six Months Ended
                                                        --------------------
                                                        June 29,     July 1,
   (In thousands)                                           1996        1995
   -------------------------------------------------------------------------
   Exchange Rate Effect on Cash                         $   (374)   $  1,653
                                                        --------    --------

   Increase in Cash and Cash Equivalents                  61,962       4,496
   Cash and Cash Equivalents at Beginning of Period      120,354      13,050
                                                        --------    --------

   Cash and Cash Equivalents at End of Period           $182,316    $ 17,546
                                                        ========    ========

   Noncash Activities:
     Fair value of assets of acquired companies         $ 11,553    $      -
     Cash paid for acquired companies                     (5,852)          -
                                                        --------    --------

       Liabilities assumed of acquired companies        $  5,701    $      -
                                                        ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.





                                        7PAGE

                             THERMOQUEST CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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

   2.   Acquisitions

        On December 1, 1995, Thermo Instrument Systems Inc. (Thermo Instrument) acquired the assets of the analytical instruments division of Analytical Technology, Inc. (ATI). In June 1996, the Company acquired the Automass division of ATI from Thermo Instrument for $4.1 million in cash. The Automass division of ATI is a manufacturer of mass spectometers. Because the Company and the Automass division of ATI were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. As the results of the Automass division of ATI for December 1995 were not material to the Company's results of operations, the Company's 1995 historical financial information has not been restated. The Company's 1996 historical financial information has been restated to include the results of operations of the Automass division of ATI from January 1, 1996.

        In January 1996, the Company acquired Extrel FTMS, Inc. (Extrel) for $1.7 million in cash. The acquisition of Extrel has been accounted for using the purchase method of accounting and its results of operations have been included in the accompanying financial statements from the date of acquisition.

        The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $4.5 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions were based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        Pro forma data is not presented since these acquisitions were not material to the Company's results of operations and financial position.

                                        8PAGE

                             THERMOQUEST CORPORATION

   3.   Initial Public Offering

        In March and April 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $47.8 million. Following the offering, Thermo Instrument owned 93% of the Company's outstanding common stock.


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

        The Company's strategy is to supplement its internal growth with the acquisition of complementary products and technologies. In January 1996, the Company acquired Extrel FTMS, Inc., a manufacturer of Fourier transform mass spectrometers, from Waters Technologies Corporation, and in June 1996, the Company acquired the Automass division of Analytical Technology, Inc.
   (ATI) from Thermo Instrument Systems Inc. (Thermo Instrument) (Note 2). The Automass division of ATI is a manufacturer of mass spectrometers.

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


   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues increased 16% to $66.7 million in the second quarter of 1996 from $57.7 million in the second quarter of 1995 primarily as a result of an increase of $11.2 million in revenues from the Company's existing mass spectrometry business and the inclusion of $1.9 million in revenues due to the acquisition of the Automass division of ATI effective January 1, 1996 (Note 2). The increase in revenues from the Company's existing mass

                                        9PAGE

                             THERMOQUEST CORPORATION
   spectrometry business was primarily due to the introduction of two new products, one in the third quarter of 1995 and another in the first quarter of 1996. These increases were offset by a decrease of $3.6 million in revenues due to the strengthening of the U.S. dollar in relation to the Japanese yen and the German mark.

        The gross profit margin decreased to 48.8% in the second quarter of 1996 from 50.8% in the second quarter of 1995 primarily due to a shift in product mix in the Company's mass spectrometry business.

        Selling, general and administrative expenses as a percentage of revenues decreased to 25.4% in the second quarter of 1996 from 28.2% in the second quarter of 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues decreased to 7.3% in 1996 from 7.6% in 1995 primarily due to an increase in total revenues.

        Interest income increased to $2.4 million in the second quarter of 1996 from $0.1 million in the second quarter of 1995 primarily as a result of interest income earned on invested proceeds from the Company's issuance of 5% subordinated convertible debentures in August 1995 and, to a lesser extent, from the Company's initial public offering of common stock in March and April 1996. Interest expense increased to $1.7 million in 1996 from $0.4 million in 1995 primarily due to interest on the Company's 5% subordinated convertible debentures.

        The effective tax rate was 43% in the second quarter of 1996, compared with 42% in the second quarter of 1995. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies.

   First Six Months 1996 Compared With First Six Months 1995

        Revenues increased 17% to $134.0 million in the first six months of 1996 from $114.2 million in the first six months of 1995 primarily as a result of an increase of $17.1 million in revenues from the Company's existing mass spectrometry business, the inclusion of $3.7 million in revenues due to the acquisition of the Automass division of ATI, and the inclusion in the first quarter of 1996 of $2.6 million in revenues from the sale of products manufactured by third parties. The increase in revenues from the Company's existing mass spectrometry business was primarily due to the introduction of two new products as discussed in the results of operations for the second quarter. These increases were offset by a decrease of $4.7 million in revenues due to the strengthening of the U.S. dollar in relation to the Japanese yen and the German mark.

        The gross profit margin decreased to 48.1% in the first six months of 1996 from 50.2% in the first six months of 1995. This decline is primarily due to a shift in product mix and, to a lesser extent, the inclusion in the first quarter of 1996 of lower-margin sales of products manufactured by third parties. The gross profit margin for the third-party product sales was 7%.

                                       10PAGE

                             THERMOQUEST CORPORATION

        Selling, general and administrative expenses as a percentage of revenues decreased to 25.4% in the first six months of 1996 from 28.1% in the first six months of 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues decreased to 7.2% in 1996 from 7.7% in 1995 primarily due to an increase in total revenues.

        Interest income increased to $4.0 million in the first six months of 1996 from $0.1 million in the first six months of 1995 primarily as a result of interest income earned on invested proceeds from the Company's issuance of 5% subordinated convertible debentures in August 1995. Interest expense increased to $3.4 million in 1996 from $0.8 million in 1995 primarily due to interest on the Company's 5% subordinated convertible debentures.

        The effective tax rate was 42% in the first six months of 1996 and 1995. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies.

   Liquidity and Capital Resources

        Consolidated working capital was $222.6 million at June 29, 1996, compared with $166.9 million at December 30, 1995, an increase of $55.7 million. Included in working capital are cash, cash equivalents, and available-for-sale investments of $184.1 million at June 29, 1996, compared with $120.4 million at December 30, 1995. Cash provided by operating activities was $26.5 million in the first six months of 1996. Accounts receivable decreased $10.9 million in the first six months of 1996, primarily due to improved collections at one of the Company's foreign subsidiaries.

        During the first six months of 1996, the Company expended $5.6 million for acquisitions.

        In March and April 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $47.8 million.

        During the first six months of 1996, the Company expended $1.9 million for purchases of property, plant and equipment. During the remainder of 1996, the Company plans to expend approximately $1.3 million for property, plant and equipment. Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. In March 1996, Thermo Instrument acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons). The Company has had discussions with Thermo Instrument regarding the acquisition of the CE Instruments and Mass Lab divisions of Fisons, which manufacture gas chromatographs and benchtop quadrupole mass spectrometers, respectively. The CE Instruments and Mass Lab divisions had

                                       11PAGE

                             THERMOQUEST CORPORATION
   revenues of approximately $38 million and $10 million, respectively, in 1995. No assurance can be given that the Company will ultimately acquire these businesses, and the timing and terms of the acquisitions, including price, would be subject to negotiation between the Company and Thermo Instrument. The Company expects that it will finance acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron Corporation (Thermo Electron), although there is no agreement with Thermo Instrument or Thermo Electron under which such parties are obligated to lend funds to the Company. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





















                                       12PAGE

                             THERMOQUEST CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1996.


                                               THERMOQUEST CORPORATION



                                               Paul F. Kelleher
                                               ------------------------
                                               Paul F. Kelleher
                                               Chief Accounting Officer



                                               John N. Hatsopoulos
                                               ------------------------
                                               John N. Hatsopoulos
                                               Chief Financial Officer




















                                       13PAGE

                             THERMOQUEST CORPORATION

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.