Form 10-Q
period 1996-09-28
THERMOQUEST CORP \DE\
filed 1996-11-05
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at October 25, 1996
         ----------------------------      -------------------------------
         Common Stock, $.01 par value                48,450,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 28,   December 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $159,553       $120,354
      Available-for-sale investments, at quoted
        market value (amortized cost of $7,505)         7,524              -
      Accounts receivable, less allowances of
        $4,454 and $2,341                              76,701         65,729
      Inventories:
        Raw materials and supplies                     25,939         17,970
        Work in process and finished goods             35,258         29,050
      Prepaid expenses                                  2,121          1,258
      Prepaid income taxes                              8,776          8,695
                                                     --------       --------
                                                      315,872        243,056
                                                     --------       --------

    Property, Plant and Equipment, at Cost             69,505         60,665
      Less: Accumulated depreciation and
            amortization                               17,513         17,134
                                                     --------       --------
                                                       51,992         43,531
                                                     --------       --------

    Patents and Other Assets                            4,685          5,627
                                                     --------       --------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                              159,870        135,828
                                                     --------       --------
                                                     $532,419       $428,042
                                                     ========       ========


                                        2PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 28,  December 30,
    (In thousands except share amounts)                  1996          1995
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $ 20,619     $ 11,755
      Accounts payable                                 20,839       13,144
      Accrued payroll and employee benefits            14,445       10,533
      Accrued installation and warranty expenses        9,380        7,079
      Deferred revenue                                  8,800        8,417
      Customer deposits                                 9,096        6,403
      Accrued income taxes                             11,853        4,118
      Other accrued expenses                           13,924       12,077
      Due to parent company                             2,377        2,628
                                                     --------     --------
                                                      111,333       76,154
                                                     --------     --------

    Deferred Income Taxes                               5,767        5,767
                                                     --------     --------

    Accrued Pension and Other Deferred Items           17,080       11,925
                                                     --------     --------

    Long-term Obligations:
      5% Subordinated convertible debentures           96,250       96,250
      Other                                             8,581       10,206
                                                     --------     --------
                                                      104,831      106,456
                                                     --------     --------

    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 100,000,000
        shares authorized; 48,450,000 and
        45,000,000 shares issued and outstanding          485          450
      Capital in excess of par value                  261,121      213,378
      Retained earnings                                31,021       11,764
      Cumulative translation adjustment                   768        2,148
      Net unrealized gain on available-for-sale
        investments                                        13            -
                                                     --------     --------
                                                      293,408      227,740
                                                     --------     --------
                                                     $532,419     $428,042
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                              ------------------------------
                                              September 28,    September 30,
    (In thousands except per share amounts)            1996             1995
    ------------------------------------------------------------------------
    Revenues                                       $ 78,155         $ 58,492
                                                   --------         --------

    Costs and Operating Expenses:
      Cost of revenues                               40,395           30,055
      Selling, general and administrative
        expenses                                     20,728           15,938
      Research and development expenses               5,822            4,318
                                                   --------         --------
                                                     66,945           50,311
                                                   --------         --------

    Operating Income                                 11,210            8,181

    Interest Income                                   2,519            1,023
    Interest Expense                                 (1,902)          (1,287)
                                                   --------         --------
    Income Before Provision for Income Taxes         11,827            7,917
    Provision for Income Taxes                        5,099            3,285
                                                   --------         --------
    Net Income                                     $  6,728         $  4,632
                                                   ========         ========

    Earnings per Share                             $    .14         $    .10
                                                   ========         ========

    Weighted Average Shares                          48,450           45,187
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Nine Months Ended
                                             -------------------------------
                                             September 28,     September 30,
    (In thousands except per share amounts)           1996              1995
    ------------------------------------------------------------------------
    Revenues                                     $227,146           $172,726
                                                 --------           --------

    Costs and Operating Expenses:
      Cost of revenues                            120,529             86,956
      Selling, general and administrative
        expenses                                   57,544             48,024
      Research and development expenses            16,605             13,106
                                                 --------           --------
                                                  194,678            148,086
                                                 --------           --------

    Operating Income                               32,468             24,640

    Interest Income                                 6,528              1,149
    Interest Expense                               (5,501)            (2,078)
                                                 --------           --------
    Income Before Provision for Income Taxes       33,495             23,711
    Provision for Income Taxes                     14,238              9,841
                                                 --------           --------
    Net Income                                   $ 19,257           $ 13,870
                                                 ========           ========

    Earnings per Share                           $    .41           $    .31
                                                 ========           ========

    Weighted Average Shares                        47,419             45,187
                                                 ========           ========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        5PAGE

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended
                                             -------------------------------
                                             September 28,     September 30,
    (In thousands)                                    1996              1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                 $ 19,257           $ 13,870
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization             6,948              6,489
          Provision for losses on accounts
            receivable                                 56                 16
          Other noncash expenses                    1,060                809
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                   6,110               (598)
              Inventories                          (1,908)            (4,660)
              Other current assets                   (581)            (2,162)
              Accounts payable                     (1,654)             1,611
              Other current liabilities             7,406             (9,039)
          Other                                     1,189                537
                                                 --------           --------
                  Net cash provided by
                    operating activities           37,883              6,873
                                                 --------           --------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 2) (32,408)                 -
      Purchases of available-for-sale investments  (7,250)                 -
      Purchases of property, plant and equipment   (3,160)            (1,960)
      Other                                           101                190
                                                 --------           --------
                  Net cash used in
                    investing activities          (42,717)            (1,770)
                                                 --------           --------

    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                      47,778                  -
      Net proceeds from issuance of subordinated
        convertible debentures                          -             93,994
      Decrease in short-term obligations           (1,844)            (2,131)
      Repayment of long-term obligations           (1,016)              (593)
      Net transfer to parent company                    -             (3,536)
      Other                                          (143)               286
                                                 --------           --------
                  Net cash provided by
                    financing activities         $ 44,775           $ 88,020
                                                 --------           --------

                                        6PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)


                                                    Nine Months Ended
                                             -------------------------------
                                             September 28,     September 30,
    (In thousands)                                    1996              1995
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                 $   (742)          $  1,412
                                                 --------           --------

    Increase in Cash and Cash Equivalents          39,199             94,535
    Cash and Cash Equivalents at Beginning of
      Period                                      120,354             13,050
                                                 --------           --------
    Cash and Cash Equivalents at End of Period   $159,553           $107,585
                                                 ========           ========

    Noncash Activities (Note 2):
      Fair value of assets of acquired companies $ 69,651           $      -
      Cash paid for acquired companies            (33,148)                 -
                                                 --------           --------
        Liabilities assumed of acquired companies$ 36,503           $      -
                                                 ========           ========


    The accompanying notes are an integral part of these consolidated financial statements.














                                        7PAGE

                             THERMOQUEST CORPORATION

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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


    2.   Acquisitions

         On December 1, 1995, Thermo Instrument Systems Inc. (Thermo Instrument) acquired the assets of the analytical instruments division of Analytical Technology, Inc. (ATI). In June 1996, the Company acquired the Automass division of ATI from Thermo Instrument for $4.1 million in cash. The Automass division of ATI is a manufacturer of mass spectrometers. Because the Company and the Automass division of ATI were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. The results of the Automass division of ATI for December 1995 were not material to the Company's results, therefore the Company's 1995 historical financial information has not been restated. The Company's 1996 historical financial information has been restated to include the results of the Automass division of ATI from January 1, 1996.

         On March 29, 1996, Thermo Instrument acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer, Inc. In September 1996, the Company acquired two businesses formerly part of Fisons, CE Instruments and MassLab Instruments (MassLab), from Thermo Instrument for an aggregate $27.3 million in cash and the assumption of approximately $8.9 million in debt, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument. CE Instruments is a manufacturer of gas chromatographs and MassLab is a manufacturer of mass spectrometers. The purchase price was determined based on the net book value of CE Instruments and MassLab at March 29, 1996, and a pro rata

                                        8PAGE

                             THERMOQUEST CORPORATION
    allocation of Thermo Instrument's total cost in excess of net assets of acquired companies recorded in connection with the acquisition of the Fisons businesses. Because the Company, CE Instruments, and MassLab were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's 1996 historical financial information has been restated to include the results of CE Instruments and MassLab from March 29, 1996, the date these businesses were acquired by Thermo Instrument.

         In January 1996, the Company acquired Extrel FTMS, Inc. (Extrel) for $1.7 million in cash. Extrel is a manufacturer of Fourier transform mass spectrometers. The acquisition of Extrel has been accounted for using the purchase method of accounting and its results of operations have been included in the accompanying financial statements from the date of acquisition.

         The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $26.4 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

         Pro forma data is not presented since these acquisitions were not material to the Company's results of operations and financial position.


    3.   Initial Public Offering

         In March and April 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $47.8 million. Following the offering, Thermo Instrument, a majority-owned subsidiary of Thermo Electron Corporation, owned 93% of the Company's outstanding common stock.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Overview

         The Company develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultra-trace levels of detection. The Company's products are used primarily by pharmaceutical

                                        9PAGE

                             THERMOQUEST CORPORATION
    companies for drug research, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of semiconductor wafers, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications.

         The Company's strategy is to supplement its internal growth with the acquisition of complementary products and technologies. The Company acquired Extrel FTMS, Inc., a manufacturer of Fourier transform mass spectrometers, from Waters Technologies Corporation on January 19, 1996; the Automass division of Analytical Technology, Inc. (ATI), a manufacturer of mass spectrometers, from Thermo Instrument Systems Inc. (Thermo Instrument) effective January 1, 1996 (Note 2); and CE Instruments, a manufacturer of gas chromatographs, and MassLab Instruments (MassLab), a manufacturer of mass spectrometers, from Thermo Instrument effective March 29, 1996 (Note 2).

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

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues increased 34% to $78.2 million in the third quarter of 1996 from $58.5 million in the third quarter of 1995 primarily as a result of the inclusion of $12.1 million of revenues due to the acquisition of CE Instruments and MassLab effective March 29, 1996
    (Note 2), an increase of $7.6 million of revenues from the Company's existing mass spectrometry business, and the inclusion of $1.6 million of revenues due to the acquisition of the Automass division of ATI effective January 1, 1996 (Note 2). The increase in revenues from the Company's existing mass spectrometry business was primarily due to the introduction of a new product in the first quarter of 1996. These increases were offset by a decrease of $2.0 million in revenues due to the strengthening of the U.S. dollar in relation to the Japanese yen and the German mark.

         The gross profit margin was relatively unchanged at 48.3% in the third quarter of 1996, compared with 48.6% in the third quarter of 1995. An increase in the gross profit margin at the Company's existing mass spectrometry business due to a shift in product mix was offset by the inclusion of lower-margin revenues from CE Instruments and MassLab. The

                                       10PAGE

                             THERMOQUEST CORPORATION
    combined gross profit margin at CE Instruments and MassLab was 36% in the third quarter of 1996. The Company's goal is to increase the gross profit margin at CE Instruments and MassLab by improving product mix and manufacturing efficiencies, although there can be no assurance that the Company will be successful in these efforts.

         Selling, general and administrative expenses as a percentage of revenues decreased to 26.5% in the third quarter of 1996 from 27.2% in the third quarter of 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues remained unchanged at 7.4% in 1996 and 1995.

         Interest income increased to $2.5 million in the third quarter of 1996 from $1.0 million in the third quarter of 1995 primarily as a result of interest income earned on invested proceeds from the Company's initial public offering of common stock in March and April 1996 (Note 3) and, to a lesser extent, from the Company's issuance of $96.3 million principal amount of 5% subordinated convertible debentures in August 1995. Interest expense increased to $1.9 million in 1996 from $1.3 million in 1995 primarily due to interest on the Company's 5% subordinated convertible debentures and the inclusion of interest expense on the debt assumed as part of the acquisition of CE Instruments and MassLab.

         The effective tax rate was 43.1% in the third quarter of 1996, compared with 41.5% in the third quarter of 1995. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in 1996 from 1995 due to the Company's anticipation of its inability to provide a tax benefit for losses incurred at certain of its foreign operations.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues increased 32% to $227.1 million in the first nine months of 1996 from $172.7 million in the first nine months of 1995 primarily as a result of the inclusion of $27.1 million of revenues due to the acquisition of CE Instruments and MassLab, an increase of $26.7 million of revenues from the Company's existing mass spectrometry business, the inclusion of $5.2 million of revenues due to the acquisition of the Automass division of ATI, and the inclusion in the first quarter of 1996 of $2.6 million of revenues from the sale of products manufactured by third parties. The increase in revenues from the Company's existing mass spectrometry business was primarily due to the introduction of two new products, one in the third quarter of 1995 and another in the first quarter of 1996. These increases were offset by a decrease of $8.7 million in revenues due to the strengthening of the U.S. dollar in relation to the Japanese yen and the German mark.


                                       11PAGE

                             THERMOQUEST CORPORATION

         The gross profit margin decreased to 46.9% in the first nine months of 1996 from 49.7% in the first nine months of 1995. This decline is primarily due to the inclusion of lower-margin revenues from CE Instruments and MassLab and, to a lesser extent, the inclusion in the first quarter of 1996 of the sale of products manufactured by third parties, which had a gross profit margin of 7%. The combined gross profit margin at CE Instruments and MassLab was 32% from March 29, 1996 through September 28, 1996.

         Selling, general and administrative expenses as a percentage of revenues decreased to 25.3% in the first nine months of 1996 from 27.8% in the first nine months of 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues decreased to 7.3% in 1996 from 7.6% in 1995 primarily due to an increase in total revenues.

         Interest income increased to $6.5 million in the first nine months of 1996 from $1.1 million in the first nine months of 1995 primarily as a result of interest income earned on invested proceeds from the Company's issuance of $96.3 million principal amount of 5% subordinated convertible debentures in August 1995 and, to a lesser extent, from the Company's initial public offering of common stock in March and April 1996. Interest expense increased to $5.5 million in 1996 from $2.1 million in 1995 primarily due to interest on the Company's 5% subordinated convertible debentures.

         The effective tax rate was 42.5% in the first nine months of 1996, compared with 41.5% in the first nine months of 1995. The effective tax rates exceeded the statutory federal income tax rate due to the reasons discussed in the results of operations for the third quarter.

    Liquidity and Capital Resources

         Consolidated working capital was $204.5 million at September 28, 1996, compared with $166.9 million at December 30, 1995, an increase of $37.6 million. Included in working capital are cash, cash equivalents, and available-for-sale investments of $167.1 million at September 28, 1996, compared with $120.4 million at December 30, 1995. Cash provided by operating activities was $37.9 million in the first nine months of 1996. Accounts receivable decreased $6.1 million in the first nine months of 1996 primarily due to improved collections at one of the Company's foreign subsidiaries. Other current liabilities increased $7.4 million primarily due to higher income taxes payable.

         The Company's investing activities used $42.7 million of cash in the first nine months of 1996. The Company expended $32.4 million, net of cash acquired, for acquisitions, including the acquisition of CE Instruments and MassLab from Thermo Instrument (Note 2), and $3.2 million for purchases of property, plant and equipment.

                                       12PAGE

                             THERMOQUEST CORPORATION

         The Company's financing activities provided $44.8 million of cash in the first nine months of 1996. In March and April 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $47.8 million.

          During the remainder of 1996, the Company plans to expend approximately $0.6 million for property, plant and equipment. Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron Corporation (Thermo Electron), although there is no agreement with Thermo Instrument or Thermo Electron under which such parties are obligated to lend funds to the Company. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Competition; Technological Change and Industry Acceptance. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products. Some of the Company's competitors and potential competitors have greater resources, manufacturing and marketing capabilities, research and development staff, and production facilities than those of the Company. No assurance can be given that the Company's competitors will not develop products that will be superior to the Company's products. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations written specifically for older technologies and general unfamiliarity of users with new technologies.

         Risks Associated with Intellectual Property. The Company holds many patents relating to various aspects of its products, including a significant patent relating to ion trap mass spectrometers. In addition, the Company believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that

                                       13PAGE

                             THERMOQUEST CORPORATION
    any patents now or hereafter owned by the Company will afford protection against competitors and, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents of which the Company is not aware held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. It is likely that significant funds would be required to contest the validity of any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest.

         Risks Associated with Acquisition Strategy. The Company's growth strategy is to supplement its internal growth with the acquisition of businesses and technologies that complement or augment the Company's existing product lines. The Company has acquired certain portions of several businesses which have been acquired by Thermo Instrument Systems Inc., the Company's parent (Thermo Instrument), and may acquire additional businesses from Thermo Instrument in the future. Certain of the businesses acquired from Thermo Instrument have low levels of profitability and businesses that the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired businesses to achieve the level of profitability desired by the Company, the Company must successfully reduce expenses and improve operations. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company or Thermo Instrument will be able to complete pending or future acquisitions. In order to finance any such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company.

         Dependence on the Pharmaceutical Industry. The largest single market for the Company's mass spectrometers and liquid chromatographs is the pharmaceutical industry. Although the Company's existing products are not subject to regulation by the U.S. Food and Drug Administration (the
    FDA), FDA regulations apply to the processes and production facilities used to manufacture pharmaceutical products. Any material change by a pharmaceutical company in its manufacturing process or equipment could necessitate additional FDA review and approval. Such requirements may make it more difficult for the Company to sell its products to pharmaceutical customers that have already applied for or obtained approval for production processes using different equipment and supplies. Any changes in the regulations that apply to the processes and production

                                       14PAGE

                             THERMOQUEST CORPORATION
    facilities used to manufacture pharmaceutical products may adversely affect the market for the Company's products. In addition, from time to time as a result of industry consolidation and other factors, the pharmaceutical industry has reduced its capital expenditures for equipment such as that manufactured by the Company, and there can be no assurance that further changes in the pharmaceutical industry will not adversely affect demand for the Company's products.

         Possible Adverse Effect from Changes in Environmental Regulations. One of the largest markets for the Company's products is environmental analysis. Most air, water, and soil analysis is conducted to comply with Federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

         Possible Adverse Impact of Significant International Operations. International sales accounted for approximately 69% of the Company's revenues in 1995, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce, and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; and foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes or exchange controls or adopt other restrictions on foreign trade. Additionally, the U.S. dollar value of the Company's net sales varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company's competitive position and results of operations.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.




                                       15PAGE

                             THERMOQUEST CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1996.


                                           THERMOQUEST CORPORATION



                                           Paul F. Kelleher
                                           --------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           --------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer























                                       16PAGE

                             THERMOQUEST CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                 Page
    ------------------------------------------------------------------------

      2.1 Stock Purchase Agreement dated as of November 4, 1996 between SID Instruments Inc. and the Company.

      2.2 Stock Purchase Agreement dated as of November 4, 1996 among SID Instruments Inc., Thermo Instrument Systems Inc., and Finnigan MAT (Nevada) Inc.

     10.1 Indemnification Agreement dated as of November 4, 1996 between Thermo Instrument Systems Inc. and the
                 Company.

     10.2        Stock Holdings Assistance Plan and Form of Promissory
                 Note.

     11          Statement re: Computation of earnings per share.

     27          Financial Data Schedule.