Form 10-K
period 1996-12-28
THERMOQUEST CORP \DE\
filed 1997-02-27
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   -------------------------------------------
                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 1-14262

                             THERMOQUEST CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         77-0407461
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   355 River Oaks Parkway
   San Jose, California                                                  95134
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:
          Title of each class        Name of each exchange on which registered
     ----------------------------    -----------------------------------------
     Common Stock, $.01 par value             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
   the filing requirements for at least the past 90 days. Yes [ X ] No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $53,336,000.

   As of January 24, 1997, the Registrant had 48,450,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I


    Item 1.  Business

    (a) General Development of Business

        ThermoQuest Corporation (the Company or the Registrant) develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultra-trace levels of detection. The Company's products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications. The Company was incorporated in June 1995 as a wholly owned subsidiary of Thermo Instrument Systems Inc. (Thermo Instrument). Thermo Instrument is a publicly traded, majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron). Where the context requires, references herein to the Company refer to ThermoQuest Corporation and its subsidiaries and to its predecessor businesses as conducted by Thermo Instrument, the Company's parent, including acquired businesses from their dates of acquisition.

        The Company is a leading manufacturer of mass spectrometers and liquid chromatographs. In addition, the Company has recently entered the market for gas chromatographs. Many of the major developments in modern mass spectrometry were pioneered by the Company. The ion trap mass spectrometer, which utilizes the latest mass spectrometer technology, was first commercialized by the Company, and the Company holds significant patents relating to this technology. In 1995, the Company introduced two instruments that integrate a highly sensitive yet affordable ion trap mass spectrometer with a liquid chromatograph or a gas chromatograph to form the industry's most powerful benchtop liquid chromatograph/mass spectrometer (LC/MS) and gas chromatograph/mass spectrometer (GC/MS) instruments.

        An element of the Company's strategy is to combine its internal growth with the acquisition of complementary products and technologies. On January 19, 1996, the Company acquired Extrel FTMS, Inc. (Extrel), a manufacturer of Fourier transform mass spectrometers, from Waters Technologies Corporation for $1.7 million in cash, and, effective January 1, 1996, the Company acquired the Automass division of Analytical Technology, Inc. (ATI), a manufacturer of benchtop mass spectrometers, from Thermo Instrument for $4.1 million in cash. In addition, effective March 29, 1996, the Company acquired CE Instruments, a manufacturer of gas chromatographs, and MassLab Instruments (MassLab), a manufacturer of mass spectrometers, from Thermo Instrument for an aggregate purchase price of $27.3 million in cash and the assumption of approximately $8.9 million in debt, subject to a post-closing adjustment. CE Instruments and MassLab were originally part of the Scientific Instruments Division of

                                        2PAGE

    Fisons plc (Fisons), a substantial portion of which was acquired by Thermo Instrument on March 29, 1996.

        In March and April 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of $47.8 million. As of December 28, 1996, Thermo Instrument owned 45,000,000 shares of the Company's common stock, representing 93% of such stock outstanding. Thermo Instrument intends, for the foreseeable future, to maintain at least 80% ownership of the Company. Thermo Instrument develops, manufactures, and markets instruments used to detect and measure air pollution, radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as to control and monitor various industrial processes. As of December 28, 1996, Thermo Electron owned 60,000 shares of the Company's common stock, representing .12% of such stock outstanding. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, paper-recycling and papermaking equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996* Annual Report to Shareholders incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company operates in one business segment: developing, manufacturing, and selling mass spectrometers, liquid chromatographs, and gas chromatographs.

    (c) Description of Business

        (i)  Principal Products and Services

        The Company develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs to a wide range of customers primarily in the pharmaceutical, environmental, industrial/chemical, food and beverage, and forensic sciences industries.


    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE

    The market for the Company's products is highly specialized as a result of the differing needs of the industries in which they are used. The Company actively seeks to cross-sell its products among the various industries it serves, particularly by adding its liquid chromatograph or gas chromatograph input devices to its mass spectrometer products.

    Markets

        The major markets in which the Company sells its products are:

        Pharmaceutical. In the pharmaceutical industry, the Company's instruments are used in the identification of newly synthesized or discovered drug candidates, to measure drugs and metabolites in clinical studies, and for quality assurance of production drugs.

        Environmental. A second major market for the Company's analytical instruments is in environmental analysis. This market is driven to a great degree by federal, state, local, and foreign environmental regulations, which provide specific methods with respect to the testing of air, water, and soil for contaminants.

        Industrial/Chemical. Customers that purchase analytical instruments for industrial and chemical applications typically utilize the instruments for quality control and to test for contaminants in substances used in a particular manufacturing application.

        Food and Beverage. Customers in the food and beverage industry use the Company's products for quality control to test for contaminants. Customers in this industry must respond both to environmental and health regulations and to societal concerns regarding product contamination.

        Forensic Sciences. Analytical instruments are used in a variety of forensic applications, including testing for illicit drug use by employees or athletes; testing body fluids to determine causes of death; testing to determine the identity of substances suspected to be illegal; and testing for the presence of substances of evidentiary significance for use in criminal investigations.

    Technology

        Mass Spectrometers. A mass spectrometer is an instrument in which the chemical compound to be analyzed is broken down into electrically-charged fragments (ions), which are then sorted according to their mass-to-charge ratios. All mass spectrometers consist of a device to introduce samples, an ionization source, a mass analyzer that separates ions according to mass ratios, a detector that converts the ions into an electrical signal, a signal processor that amplifies the electrical signal, and a computer that organizes and displays information in a convenient and useful manner. The resulting data creates a "fingerprint" that is then compared to a database for identification. Mass spectrometers are the most powerful tools for the identification and quantification of chemical substances. A gas or liquid chromatograph is used to separate complex mixtures of chemicals into discrete components, which can then be analyzed based on the chromatograph results alone or can be introduced


                                        4PAGE
    into a mass spectrometer to give additional information and to specifically identify unknown components.

        The Company has pioneered many of the significant developments in mass spectrometry and holds approximately 60 U.S. patents relating to mass spectrometry, with additional patents pending. The Company has a distinguished record of being the first to commercialize new technologies coming from its own laboratories as well as from an extensive worldwide network of university collaborators. Examples include the first computerized GC/MS quadrupole system, the first commercial chemical ionization ion source, the first commercial triple quadrupole MS/MS system, the first commercial ion trap system, and the first commercial ion trap MS/MS system.

        On January 19, 1996, the Company acquired Extrel, a leading manufacturer of Fourier transform mass spectrometry (FT/MS) instruments. Extrel introduced the first commercial FT/MS product in 1981 and today offers a unique multi-source mass spectrometer with a range of ionization techniques. This research-grade analytical instrument has the advantage of both high resolution and high mass range and is particularly useful in pharmaceutical and polymer research applications where large molecules in complex solutions need to be precisely identified.

        Effective January 1, 1996, the Company acquired the Automass division of ATI, a manufacturer of benchtop mass spectrometers, from Thermo Instrument. Manufactured near Paris, France, these mass spectrometers incorporate a quadrupole design that provides enhanced sensitivity and can accommodate gas chromatographs as well as liquid chromatographs. These products complement the Company's existing GCQ(R) and LCQ(R) line of benchtop ion trap mass spectrometers.

        Effective March 29, 1996, the Company acquired MassLab, a manufacturer of mass spectrometry instruments, from Thermo Instrument. Located near Manchester, U.K., MassLab manufactures a line of mass spectrometers for both gas chromatography and liquid chromatography applications. MassLab was originally part of the Scientific Instruments Division of Fisons, a substantial portion of which was acquired by Thermo Instrument on March 29, 1996.

        The Company currently manufactures three types of mass spectrometers:

        Magnetic Sector Mass Spectrometers. Magnetic sector mass spectrometers are generally used in high resolution applications where an accurate analysis of molecular weight is required to determine the elemental composition of unknown samples. Magnetic sector instruments are typically purchased by universities and pharmaceutical and chemical companies for use in research applications.

        Quadrupole Mass Spectrometers. Single quadrupole mass spectrometers are typically utilized in environmental and forensic laboratories, which require dependable, routine analyses that meet applicable regulatory requirements, such as those promulgated by the U.S. Environmental Protection Agency. Although lacking the resolution of some types of magnetic sector mass spectrometers, these instruments provide reliable performance at a relatively low price. Single quadrupoles are frequently

                                        5PAGE
    combined to form MS/MS spectrometers for use in more complex analyses such as molecular structure analysis. Together with the Company's triple stage quadrupoles, the most powerful type of quadrupole mass spectrometer, single quadrupoles comprise a complete family of quadrupole mass spectrometers.

        Ion Trap Mass Spectrometers. The Company developed the first commercial ion trap and holds a significant patent relating to ion trap technology. The ability to trap and integrate the intensities of ions has made the ion trap the most sensitive method of mass analysis for certain applications. Ion traps are smaller, mechanically simpler, and therefore easier to maintain than other types of mass spectrometers. While other types of mass spectrometers separate and analyze a continuous stream of ions, ion trap mass spectrometers trap ions in a confined space using an electric field, which can be adjusted to eject ions as a function of their mass-to-charge ratio. An advantage of ion trap mass spectrometers is that, through software, MS/MS analysis can be performed in a single ion trap mass spectrometer, theoretically to an infinite number of stages (MS(n)). The Company has recently introduced ion traps that incorporate an external ion source, such as those found in quadrupole and magnetic sector mass spectrometers, which use sophisticated ionization techniques to increase the specificity and detection limits of the instrument.

        Due to their relative mechanical simplicity and small size, ion traps are well suited for coupling with chromatographs to form benchtop LC/MS and GC/MS instruments. Benchtop LC/MS(n) instruments were not commercially available until the Company introduced the first such instrument in June 1995. Through significant advancements in integration techniques and information technology, the Company has developed the benchtop GCQ (GC/MS(n)) and LCQ (LC/MS(n)) instruments, which combine ion trap mass spectrometers with chromatographs. These instruments are the first to allow users to combine GC and LC with MS(n) in a benchtop format, and offer high performance at a competitive price for appropriate applications.

        Liquid Chromatographs. High performance liquid chromatography (HPLC) is an analytical technique used to separate, identify, and quantify complex mixtures of primarily organic chemicals. In HPLC, the sample is introduced into a solvent stream that is being pumped at a high pressure through a liquid chromatography column. The column, both through physical and chemical properties, separates the complex mixtures into discrete bands, allowing identification. The separated sample is then passed through a detector that measures the sample by various technologies, including ultraviolet and visible light absorption, changes in refractive index, fluorescence, and conductivity. The data produced by the detector is converted to an electronic form and transmitted for display and manipulation on a personal computer. For complex mixtures, the HPLC may be coupled with a mass spectrometer to give additional information and specifically identify unknown components.

        Gas Chromatographs. Like HPLC, gas chromatography is an analytical technique used to separate, identify, and quantify complex mixtures of primarily organic chemicals. Although gas chromatographs are generally easier to use and have higher resolution than liquid chromatographs, only


                                        6PAGE
    a relatively small percentage of compounds can be converted to gaseous form for analysis on a gas chromatograph. In gas chromatographs, samples are introduced typically by syringe injection and are converted into the gas phase by heating. The sample passes through an analytical column and the various components of the sample mixture are separated into discrete bands which are suitable for analysis by detectors. Detectors can be assembled in various configurations to facilitate analysis of different chemical and physical properties in a sample mixture. The data produced by the detector is converted to electronic form and transmitted for display and manipulation on a personal computer. For complex mixtures, where compounds cannot be adequately separated and identified by gas chromatography, the gas chromatograph can be coupled with a mass spectrometer to give additional information and specifically identify unknown components.

        Effective March 29, 1996, the Company acquired CE Instruments, a manufacturer of gas chromatography instruments, from Thermo Instrument. Located near Milan, Italy, CE Instruments has a long history of technological innovation in gas chromatography. In 1956, CE Instruments produced the first commercial gas chromatograph manufactured in Europe, and, in 1976, introduced the first commercially available high-resolution gas chromatograph. In addition to gas chromatography instruments, CE Instruments produces a line of organic elemental analysis, mercury porosimetry, and gas absorption instruments for use in research and quality control laboratories in a number of application fields. CE Instruments was originally part of the Scientific Instruments Division of Fisons, a substantial portion of which was acquired by Thermo Instrument on March 29, 1996.

    Sales and Marketing

        The Company markets its instruments in larger international markets through its own worldwide sales force of direct salespeople, and in smaller markets through a network of dealers and distributors. In addition, the Company sells certain of its liquid and gas chromatographs pursuant to OEM arrangements under which third parties purchase and resell the Company's products. The Company's sales force is supported throughout the world by a customer support group which provides training, instrument servicing, and parts replacements.

        (ii) and (xi)  New Products; Research and Development

        The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses for the Company were $21.8 million, $17.5 million, and $14.7 million in 1996, 1995, and 1994, respectively.

        (iii)  Raw Materials

        Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.


                                        7PAGE

        (iv)  Patents, Licenses, and Trademarks

        The Company's policy is to protect its intellectual property rights, including applying for and obtaining patents when appropriate. The Company holds numerous patents related to its technologies, with additional patents pending. The Company also enters into licensing agreements with other companies in which it grants or receives rights to specific patents and technical know-how. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

        (v)  Seasonal Influences

        There are no significant seasonal influences on the Company's sales of its products.

        (vi)  Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii)  Dependency on a Single Customer

        No single customer accounted for 10% or more of the Company's total revenues in any of the past three years.

        (viii)  Backlog

        The Company's backlog of firm orders was $63.3 million and $65.1 million as of December 28, 1996, and December 30, 1995, respectively. The Company includes in its backlog only orders confirmed with a purchase order for products and related services scheduled to be shipped or rendered within one year. The Company believes that substantially all of the backlog at December 28, 1996, will be shipped or completed during 1997. The Company does not believe that the level of, or changes in the level of, its backlog is necessarily a meaningful indicator of future results of operations.

        (ix)  Government Contracts

        Not applicable.

        (x)  Competition

        The Company competes in each of its markets primarily on technical performance, customer service and support and, to a lesser extent, price. The Company's principal competitors in the mass spectrometry market include Hewlett-Packard Co. (Hewlett-Packard), MicroMass, Japan Electro Optical Laboratories, Hitachi Ltd. (Hitachi), Shimadzu Corporation (Shimadzu), and the Sciex Division of Perkin-Elmer Corporation (Perkin-Elmer). The Company's principal competitors in the liquid chromatography market include Waters Technologies Corporation, Hewlett-Packard, Shimadzu, Beckman Instruments, Hitachi, Perkin-Elmer, Varian Associates (Varian), and Dionex Corporation. In the gas

                                        8PAGE
    chromatography market, the Company competes with numerous companies including Hewlett-Packard, Varian, Perkin-Elmer, and Shimadzu.

        (xii)  Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii)  Number of Employees

        As of December 28, 1996, the Company employed approximately 1,270 people.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                       Present Title (Year First Became
    Name                        Age    Executive Officer)
    ------------------------    ---    --------------------------------
    Dr. Richard W.K. Chapman    52     Chief Executive Officer and
                                         President (1995)
    John N. Hatsopoulos *       62     Vice President and Chief
                                         Financial Officer (1995)
    Philip L. Warren            53     Vice President (1995)
    Paul F. Kelleher            54     Chief Accounting Officer (1995)

    * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Dr. Chapman and Mr. Warren have held their respective positions in the Company since its inception in June 1995. Dr. Chapman served as Marketing Manager of Finnigan Corporation (Finnigan), a subsidiary of the Company, from 1989 to 1992 and as President of Finnigan from 1992 to 1995. Mr. Warren was named President of Finnigan in September 1995, and served as Finnigan's Vice President, Field Operations from 1985 to May 1994 and as its Vice President, General Manager from May 1994 until he was named President. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

                                        9PAGE

    Item 2.  Properties

        The Company owns approximately 704,000 square feet of office, engineering, laboratory, and production space, principally in California, Texas, Florida, Germany, Italy, and England and leases approximately 105,000 square feet of office space under leases expiring from 1997 through 2002, principally in France, Germany, Italy, Japan, and The Netherlands. As of December 28, 1996, the Company had a $9.3 million mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $16.0 million. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended.


    Item 3.  Legal Proceedings

        Not applicable.


    Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.















                                       10PAGE

                                     PART II

    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters

        Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6.  Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.




                                       11PAGE

                                    PART III

    Item 10.  Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11.  Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13.  Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.






                                       12PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
             8-K

    (a),(d)   Financial Statements and Schedules

              (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

              (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

              (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                  Consolidated Statement of Income
                  Consolidated Balance Sheet
                  Consolidated Statement of Cash Flows
                  Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                  Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                  Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.


      (b)     Reports on Form 8-K

             None.


      (c)     Exhibits

              See Exhibit Index on the page immediately preceding exhibits.


                                       13PAGE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: February 27, 1997         THERMOQUEST CORPORATION


                                    By: Richard W.K. Chapman
                                        --------------------
                                        Richard W.K. Chapman
                                        President and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of February 27, 1997.

    Signature                          Title
    ---------                          -----
    By: Richard W.K. Chapman           President, Chief Executive Officer,
        ---------------------
        Richard W.K. Chapman             and Director

    By: John N. Hatsopoulos            Vice President and Chief Financial
        ---------------------
        John N. Hatsopoulos              Officer

    By: Paul F. Kelleher               Chief Accounting Officer
        ---------------------
        Paul F. Kelleher

    By: Arvin H. Smith                 Chairman of the Board and Director
        ---------------------
        Arvin H. Smith

    By: George N. Hatsopoulos          Director
        ---------------------
        George N. Hatsopoulos

    By: Frank Jungers                  Director
        ---------------------
        Frank Jungers

    By: Anthony J. Pellegrino          Director
        ---------------------
        Anthony J. Pellegrino

    By: Michael E. Porter              Director
        ---------------------
        Michael E. Porter
                                       14PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of ThermoQuest Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoQuest Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 11, 1997
















                                       15PAGE

SCHEDULE II



                             THERMOQUEST CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)


                  Balance at   Provision             Accounts            Balance
                   Beginning  Charged to  Bad Debts   Written             at End
                     of Year     Expense  Recovered       Off Other (a)  of Year
                  ----------   ---------  ---------  -------- --------- --------
Year Ended
  December 28, 1996

Allowance for
  Doubtful
  Accounts            $2,341      $  220     $   43    $ (351)  $2,206    $4,459

Year Ended
  December 30, 1995

Allowance for
  Doubtful
  Accounts            $2,366      $  213     $   68    $ (333)  $   27    $2,341

Year Ended
  December 31, 1994

Allowance for
  Doubtful
  Accounts            $2,616      $ (265)    $    -    $ (868)  $  883    $2,366


(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and the effect of foreign currency translation.


                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
      2.1        Stock Purchase Agreement dated as of November 4, 1996,
                 between SID Instruments Inc. and the Registrant (filed as
                 Exhibit 2.1 to the Registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 28, 1996 [File No.
                 1-14262] and incorporated herein by reference).

      2.2 Stock Purchase Agreement dated as of November 4, 1996, among SID Instruments Inc., Thermo Instrument, and Finnigan MAT (Nevada) Inc. (filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 [File No. 1-14262] and incorporated herein by reference).

      3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

      3.2 By-laws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

     10.1 Corporate Services Agreement dated as of June 30, 1995, between Thermo Electron and the Registrant (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.3 Tax Allocation Agreement dated as of June 30, 1995, between Thermo Electron and the Registrant (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

     10.4 Master Repurchase Agreement dated as of June 30, 1995, between Thermo Electron and the Registrant (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

     10.5 Master Guarantee Reimbursement Agreement dated as of June 30, 1995, between Thermo Electron and the Registrant (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

                                       17PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     10.6        Master Guarantee Reimbursement Agreement dated as of June
                 30, 1995, between Thermo Instrument and the Registrant
                 (filed as Exhibit 10.6 to the Registrant's Registration
                 Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

     10.7        Equity Incentive Plan of the Registrant (filed as Exhibit
                 10.7 to the Company's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

     10.8 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

     10.9        Directors Stock Option Plan of the Registrant (filed as
                 Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

     10.10 Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or to such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996 [File No. 1-11827] and Thermo Instrument's plans were filed as Exhibits 10.61 through
                 10.68 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 30, 1995 [File No. 1-8002] and are incorporated herein by reference.

     10.11 Fiscal Agency Agreement dated as of August 3, 1995, among the Registrant, Thermo Electron, and The Chase Manhatten Bank (formerly Chemical Bank) (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

                                       18PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
      10.12      Deed of Trust and Security Agreement dated February 22,
                 1989, between the Company (as successor-in-interest to Finnigan Properties, Inc.) and the Northwestern Mutual Life
                 Insurance Company (filed as Exhibit 10.13 to the
                 Registrant's Registration Statement on Form S-1 [Reg. No.
                 333-00276] and incorporated herein by reference).

     10.13 Indemnification Agreement dated as of November 4, 1996, between Thermo Instrument and the Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 [File No. 1-14262] and incorporated herein by reference).

     10.14       Restated Stock Holdings Assistance Plan and Form of
                 Promissory Note.

     11          Computation of Earnings per Share.

     13          Annual Report to Shareholders for the year ended
                 December 28, 1996 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule.