Form 10-K/A
period 1996-09-28
THERMOQUEST CORP \DE\
filed 1997-04-15
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                 ------------------------------------------

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K
       (mark one)
        X   Annual Report  Pursuant  to  Section  13  or  15(d)  of  the
       ---
            Securities Exchange Act  of 1934 for  the fiscal year  ended
            September 28, 1996

       ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           Registrant's telephone number, including area code: (408)
                                   577-1053

          Securities registered pursuant to Section 12(b) of the Act:

                Title of each class        Name of  Exchange   on  which
           ----------------------------    ------------------- ---------
       registered
       ----------
           Common Stock, $.01 par value                 American  Stock
       Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

       Indicate by check mark whether  the Registrant (1) has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
       the past 90 days. Yes  X    No
                            -----    ----

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
       amendment to this Form 10-K. [    ]

       The  aggregate  market  value  of   the  voting  stock  held   by
PAGE
       nonaffiliates of the Registrant as of January 24, 1997, was approximately $53,336,000.

       As of January 24, 1997, the Registrant had 48,450,000 shares of Common Stock outstanding.
PAGE

       ThermoQuest Corporation Amendment No. 1
       on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended December 28, 1996



                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions  of  the  Registrant's  Fiscal  1996  Annual  Report  to
       Shareholders  for  the   year  ended  December   28,  1996,   are
       incorporated by reference into Parts I and II.

            Part III, Item 10.       Directors and Executive
                                     Officers of the Registrant.
                                     --------------------------

            Part III, Item 11.       Executive Compensation.
                                     ----------------------

            Part III, Item 12.       Security Ownership of Certain
                                     Beneficial Owners and Management.
                                     --------------------------------

            Part III, Item 13.       Certain      Relationships      and
                                     -----------------------------------
       Transactions.
       ------------


       Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized officer.


                                     THERMOQUEST CORPORATION


                                     By: /s/ Jonathan W. Painer
                                         ----------------------
                                          Jonathan W. Painter
                                          Treasurer








                                 ATTACHMENT A
PAGE

                                   DIRECTORS
            Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermo Instrument Systems Inc. ("Thermo Instrument") and Thermo Instrument's parent company, Thermo Electron Corporation ("Thermo Electron"), is reported under the caption "Stock Ownership."

       RichardW.K. Chapman  Dr.  Chapman,  52,   has  been   the  chief
                            executive officer, president and a director
                            of the Corporation  since its  inception in
                            June 1995.    He  served  as  president  of
                            Finnigan   Corporation    ("Finnigan"),   a
                            subsidiary of the Corporation, from 1992 to
                            1995, and as marketing  manager of Finnigan
                            from 1989 to 1995.  Dr.  Chapman has been a
                            vice president  of Thermo  Instrument since
                            1992.   He  is also  a  director  of Thermo
                            BioAnalysis    Corporation    and    Thermo
                            Cardiosystems Inc.

       George           N.  Dr. Hatsopoulos, 70, has  been the chairman
       Hatsopoulos          of  the  board   and  a  director   of  the
                            Corporation since  its  inception  in  June
                            1995.  He has served  as chairman and chief
                            executive officer of  Thermo Electron since
                            he founded  that  company  in  1956 and  as
                            president of Thermo  Electron from  1956 to
                            January 1997.    Dr. Hatsopoulos  is also a
                            director   of  Thermo  Ecotek  Corporation,
                            Thermo  Electron,  Thermo   Fibertek  Inc.,
                            Thermo Instrument, Thermedics  Inc., Thermo
                            Optek    Corporation     and     ThermoTrex
                            Corporation.    Dr.    Hatsopoulos  is  the
                            brother of John N. Hatsopoulos, the chief financial officer and a vice president of the Corporation.











                                        2
PAGE

       Frank Jungers        Mr. Jungers, 69, has been a director of the
                            Corporation  since   January  1996.     Mr.
                            Jungers has been a self-employed consultant
                            on business and energy  matters since 1977.
                            In addition, he was vice chairman of Riedel
                            Environmental Technologies, Inc.  from July
                            1989 to October  1991 and was  president of
                            that company from  January 1989  until July
                            1989.  Mr.  Jungers is  also a  director of
                            The AES  Corporation,  Donaldson,  Lufkin &
                            Jenrette,   Georgia-Pacific    Corporation,
                            Thermo   Electron    and    Thermo   Ecotek
                            Corporation.

       Anthony          J.  Mr. Pellegrino, 56, has  been a director of
       Pellegrino           the Corporation since its inception in June
                            1995.  Mr. Pellegrino  has been director of
                            corporate   development    of    ThermoTrex
                            Corporation   ("ThermoTrex"),    a   Thermo
                            Electron  subsidiary  which,   among  other
                            things,   manufactures    mammography   and
                            needle-biopsy systems and  supplies general
                            x-ray equipment, since March 1997 and was a
                            senior vice president of  that company from
                            July 1995  to March  1997.   For  more than
                            five years  prior to  1995,  Mr. Pellegrino
                            served as the  chief executive  officer and
                            chairman of  LORAD  Corporation,  a company
                            acquired  in  1992  by   ThermoTrex.    Mr.
                            Pellegrino is also a director of ThermoLase
                            Corporation and Trex Medical Corporation.
       Michael E. Porter    Dr. Porter, 49, has been  a director of the
                            Corporation since  November 1995.    He has
                            been the C. Roland Christensen Professor of
                            Business  Administration  at   the  Harvard
                            Business School  since 1990,  and  has held
                            various teaching  positions at  the Harvard
                            Business School since 1973.   Dr. Porter is
                            also a director  of Alpha-Beta Technologies
                            Inc.    and     Parametric     Technologies
                            Corporation.













                                        3
PAGE

       Arvin H. Smith       Mr. Smith, 67,  has been a  director of the
                            Corporation since  its inception  in August
                            1994 and  was  chairman of  the  board from
                            August 1994 to  June 1995.   Mr.  Smith has
                            been  the   chief  executive   officer  and
                            chairman of the board  of Thermo Instrument
                            since 1986  and  March  1997, respectively,
                            and  also  was  the   president  of  Thermo
                            Instrument from 1986 to March 1997.  He has
                            been an executive vice  president of Thermo
                            Electron since 1991  and was a  senior vice
                            president of Thermo  Electron from  1986 to
                            1991. Mr.  Smith  is  also  a  director  of
                            Thermedics   Inc.,    Thermo    BioAnalysis
                            Corporation,  Thermo   Instrument,   Thermo
                            Power Corporation, ThermoQuest Corporation and ThermoSpectra Corporation.

       Committees of the Board of Directors and Meeting

            The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are
       Dr. Porter  (Chairman)  and Mr.  Jungers.     The Audit  Committee
       reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Jungers (Chairman) and Dr. Porter . The Human Resources Committee
       reviews  the  performance  of   senior  members  of   management,
       recommends   executive   compensation    and   administers    the
       Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met five times, the Audit Committee met once and the Human Resources Committee met six times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and Committees on which he served held during fiscal 1996.

       Compensation of Directors

            Cash Compensation
            Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Dr. Chapman, Dr. Hatsopoulos, Mr. Pellegrino and Mr. Smith are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are
                                        4
PAGE
       also reimbursed for out-of-pocket expenses incurred in attending such meetings.

            Deferred Compensation Plan
            Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Instrument 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Instrument or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 75,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, deferred units equal to 1,247.64 shares of Common Stock were accumulated under the Deferred Compensation Plan.


            Directors Stock Option Plan
            The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of common stock of the Corporation to outside directors as additional compensation for their service as directors. The Directors Plan provides for the grant of stock options upon a director's initial appointment and, beginning in 2000, awards options to purchase 1,000 shares annually to outside directors. A total of 225,000 shares of Common Stock have been reserved for issuance under the Directors Plan.

            Under the Directors Plan, each outside director was granted an option to purchase 45,000 shares of Common Stock upon the effective date of the Corporation's initial public offering. The size of awards to new directors appointed to the Board of Directors after 1996 is reduced by 11,250 shares each year. Outside directors who join the Board of Directors after 1999 would not receive an option grant upon their appointment or election to the Board of Directors, but would be eligible to participate in the annual option awards described below. Options evidencing initial grants to directors are exercisable six months
                                        5
PAGE
       after the date of grant.   The shares acquired upon exercise  are
       subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed in equal annual installments of 11,250 shares per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date. These options expire on the fifth anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date.

            Outside directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, commencing with the Annual meeting of the Stockholders to be held in 2000. The annual grant will be made at the close of business on the date of each Annual meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

            The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of March 1, 1997, options to purchase 90,000 shares had been granted under the Directors Plan, no options had lapsed, and options to purchase 135,000 shares of Common Stock were available for grant under the Directors Plan.

       Stock Ownership Policies for Directors

            During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996, which is described in "Committee Report on Executive Compensation - Stock Ownership Policies."
                                        6
PAGE

            In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

                                STOCK OWNERSHIP

            The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Instrument, the Corporation's parent company, and of Thermo Electron, Thermo Instrument's parent company, as of March 1, 1997, with respect to
       (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

            While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Instrument or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Instrument.








                                ThermoQuest      Thermo        Thermo
                                               Instrument     Electron

               Name (1)         Corporation   Systems Inc.   Corporation
               --------         -----------   ------------   -----------
                                    (2)           (3)            (4)
                                    ---           ---            ---
        Thermo Instrument          45,000,000           N/A           N/A
        Systems Inc. (5)

        Richard W. K. Chapman         240,650       139,087        82,126
        George N. Hatsopoulos          90,000       143,314     3,523,079
        Frank Jungers                  45,565        52,568       245,754
        Anthony J. Pellegrino          91,000             0       115,875
        Michael E. Porter              92,181             0         2,000
        Arvin H. Smith                 90,000       431,653       513,038
        Philip L. Warren               85,000        59,935        21,518
        All Directors and
        current executive
          officers as a group         832,496       926,467     5,175,156




       (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

       (2)  Shares  of  the  Common  Stock  beneficially  owned  by  Dr.
            Chapman, Dr. Hatsopoulos, Mr.  Jungers, Mr. Pellegrino,  Dr.
            Porter,  Mr.  Smith,  Mr.  Warren  and  all  directors   and
            executive officers  as  a  group  include  225,000,  90,000,
            45,000, 90,000, 90,000, 90,000,  75,000 and 801,000  shares, respectively, that such  person or  group has  the right  to acquire within  60  days  of  March  1,  1997,  through  the exercise of stock options. Shares  of Common Stock owned  by
            Mr. Jungers,  Dr. Porter  and  all directors  and  executive officers as a group include  565, 681 and 1,246 full  shares
            allocated  through  March  1,  1997,  to  their   respective
            accounts maintained pursuant  to the Corporation's  deferred
                                        7
PAGE





            compensation plan for directors.   No director or  executive
            officer beneficially owned more than 1% of the Common  Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially  owned 1.79% of the  Common
            Stock outstanding as of such date.

       (3)  Shares of the common stock of Thermo Instrument beneficially owned by  Dr. Chapman,  Dr.  Hatsopoulos, Mr.  Jungers,  Mr.
            Smith, Mr. Warren and  all directors and executive  officers as a group include 121,287, 93,750, 13,809, 234,375,  30,375 and 574,221 shares, respectively, that such person or  group had the right to acquire within 60 days after March 1, 1997, through the exercise of stock options. Shares of the  common
            stock  of  Thermo  Instrument  beneficially  owned  by   Dr.
            Hatsopoulos, Mr.  Smith  and  all  directors  and  executive officers as  a  group include  529,  516 and  1,984  shares, respectively, allocated  through  March 1,  1997,  to  their respective accounts maintained pursuant to Thermo Electron's employee stock ownership  plan  (the  "ESOP"), of which  the trustees, who  have investment  power over  its assets,  are
            executive officers  of Thermo  Electron.   Shares of  common
            stock of Thermo Instrument beneficially owned by Mr. Jungers and all directors and executive officers as a group  include
            12,200 full shares  allocated through March  1, 1997 to  Mr.
            Junger's account maintained pursuant to Thermo  Instrument's
            deferred compensation plan for directors.     Shares of  the
            common stock of Thermo Instrument beneficially owned by  Mr.
            Jungers includes 543 shares held  by his spouse.  Shares  of the common stock of Thermo Instrument beneficially owned  by
            Dr. Hatsopoulos includes  21,368 shares held  by his  spouse and 50  shares  allocated  to  the  account  of  his  spouse
            maintained  pursuant  to  the  ESOP.    The  directors   and
            executive officers of the  Corporation did not  individually or as a group  beneficially own more than  1% of the  common stock of Thermo Instrument outstanding as of March 1, 1997.

       (4)  The shares of the common  stock of Thermo Electron shown  in the table  reflect  a  three-for-two  split  of  such  stock distributed in  June  1996  in  the  form  of  a  50%  stock dividend. Shares  of the  common  stock of  Thermo  Electron beneficially owned  by  Dr. Chapman,  Dr.  Hatsopoulos,  Mr.
            Jungers, Mr.  Pellegrino,  Mr.  Smith, Mr.  Warren  and  all
            directors and executive officers as a group include  80,284,
            1,510,300, 9,375,  115,875,  222,411, 19,386  and  2,484,890
            shares, respectively,  that such  person  or group  has  the right to acquire within  60 days of  March 1, 1997,  through the exercise of stock options. Shares of the common stock of
            Thermo Electron beneficially owned  by Dr. Hatsopoulos,  Mr.
            Smith and all  directors and executive  officers as a  group include 2,317, 1,717  and 7,292  full shares,  respectively, allocated to  accounts  maintained  pursuant  to  the  ESOP.
            Shares beneficially owned by Dr. Hatsopoulos include  89,601 shares held by  his spouse,  168,750 shares held  by a  QTIP trust of which his spouse is the trustee, 39,937 shares held
                                        8
PAGE





            by a family trust of which his spouse is the trustee and 153 shares allocated  to the  account of  his spouse  maintained
            pursuant to  the ESOP.   No  director or  executive  officer
            beneficially owned  more  than 1%  of  the common  stock  of
            Thermo Electron outstanding as of March 1, 1997, except  for
            Dr. Hatsopoulos, who beneficially  owned 2.3% of such  stock as of such date; all  directors and executive officers as  a group beneficially owned  approximately 3.4%  of the  Thermo
            Electron common stock outstanding as of such date.

       (5)  As of March  1, 1997, Thermo  Instrument beneficially  owned
            92.9% of the outstanding  Common Stock. Thermo  Instrument's address is  1275  Hammerwood Avenue,  Sunnyvale,  California
            94089.  As of March 1, 1997, Thermo Instrument had the power to elect all of  the members of  the Corporation's Board  of
            Directors.  Thermo Instrument is a majority owned subsidiary of Thermo  Electron and  therefore, Thermo  Electron may  be deemed a  beneficial owner  of the  shares of  Common  Stock
            beneficially owned by  Thermo Instrument.   Thermo  Electron
            disclaims beneficial ownership of these shares.

       Section 16(a) Beneficial Ownership Reporting Compliance

            Section  16(a)  of  the  Securities  Exchange  Act  of  1934
       requires the Corporation's directors and executive officers,  and beneficial owners of more than 10%  of the Common Stock, such  as
       Thermo  Electron,  to  file  with  the  Securities  and  Exchange
       Commission initial reports of  ownership and periodic reports  of changes in ownership of the Corporation's securities. Based  upon a review of such filings,  all Section 16(a) filing  requirements applicable to such persons were complied with during 1996, except in the following instances.  The Form 3 for Mr. Paul F.  Kelleher was omitted from the original filings for all executive  officers at the time of the Corporation's initial public offering and  was filed in February 1997.  Thermo Instrument, the beneficial  owner of more than 10% of the  Common Stock, filed three Forms 4  late, reporting a total of four  transactions, consisting of one  grant of an employee stock  option to purchase  shares of Common  Stock
       and the lapse  of three  such options without  exercise.   Thermo
       Electron, the  parent company  of Thermo  Instrument, filed  five
       Forms 4 late, reporting a total of 11 transactions, including the four transactions reported by Thermo Instrument, as well as, four open market purchases,  two exercises of  employee stock  options and one additional lapse of such options without exercise.

                            EXECUTIVE COMPENSATION

       Note: All share amounts reported below, in all cases, have been adjusted as applicable to reflect a three-for-two stock split with respect to the common stock of Thermo Electron distributed in June 1996 in the form of a 50% stock dividend.

       Summary Compensation Table

                                        9
PAGE





            The following table summarizes compensation for services  to the Corporation in all capacities  awarded to, earned by or  paid to the Corporation's chief executive  officer and one other  most highly compensated  executive officer  for  the last  two  fiscal years.  No  other executive  officer of the  Corporation met  the definition of  "highly compensated"  within  the meaning  of  the
       Securities  and  Exchange  Commission's  executive   compensation
       disclosure rules.

            The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo
       Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate
       Services Agreement between the  Corporation and Thermo  Electron.
       Accordingly, the compensation for these individuals is not reported in the following table.











                                 Summary Compensation Table



                                              Long Term
                                              Compensation
                                              ------------
                                              Securities
                                              Underlying
                                Annual        Options
                              Compensation    (No. of
   Name and         Fiscal    ------------    Shares and    All Other
Principal Position   Year     Salary   Bonus  Company)(1)   Compensation(2)
 ------------------   ----    ------   -----  ------------   -------------



                                                                       <c
Richard W. K.Chapman   1996   $170,000$125,000   225,000 (TMQ)  $6,130 (3)
President & Chief                                    150 (TMO)
 Executive Officer                                30,000 (TBA)
                                                   2,000 (TFG)
                                                   2,000 (TLT)

                                                  15,000 (TOC)
                                                   2,000 (TSR)

                                                   4,000 (TXM)
                      1995   $159,494 $95,000      -- --        $6,749
Philip L. Warren      1996   $152,817 $80,000     75,000 (TMQ)  $3,849 (3)
 Vice President                                   11,250 (TOC)
                      1995   $146,931 $50,000     15,000 (TMO)
                                                   1,000 (TBA)




       (1)  Options granted  by the  Corporation are  designated in  the table as "TMQ."  In  addition, the named executive  officers have also been granted options  to purchase common stock  of the following Thermo Electron companies from time to time as
            part of  Thermo Electron's  stock  option program:    Thermo
            BioAnalysis Corporation (designated  in the  table as  TBA),
            Thermo Electron  (designated in  the table  as TMO),  Thermo
            Fibergen Inc. (designated in  the table as TFG),  ThermoLyte
            Corporation (designated in the  table as TLT), Trex  Medical
            Corporation  (designated  in  the  table  as  TXM),   Thermo
            Instrument (designated in  the table as  THI), Thermo  Optek
            Corporation (designated  in the  table  as TOC)  and  Thermo
            Sentron, Inc. (designated in the table as TSR).

       (2)  Represents the amount of matching contributions made by  the
            individual's  employer  on  behalf  of  executive   officers
            participating in  the  401(k) plan  maintained  by  Finnigan
            Corporation, a subsidiary of the Corporation.

       (3)  In addition  to the  matching  contribution referred  to  in footnote (2), such amount includes $3,443 and $1,853,  which
            represents  the  amount  of  compensation  attributable   to
            interest-free loan provided to  Dr. Chapman and Mr.  Warren, respectively, pursuant  to  the  Corporation'sstock  holding assistance plan.  See "Relationship with Affiliates -  Stock
            Holding Assistance Plan."

       Stock Options Granted During Fiscal 1996

                                       10
PAGE





            The  following  table  sets  forth  information   concerning
       individual grants of stock options made during fiscal 1996 to the
       Corporation's  chief  executive  officer  and  the  other   named
       executive officer.  It has  not been the Corporation's policy  in the past to grant stock  appreciation rights, and no such  rights were granted during fiscal 1996.






                                   Option Grants in Fiscal 1996


                                                                     Potential Realizable
                                       Percent of                      Value at Assumed

                                          Total                      Annual Rates of Stock
                                         Options
                           Number of   Granted to  Exercise         Price Appreciation for
                           Securities
                           Underlying   Employees   Price   Expir-      Option Term (2)
                            Options        in        Per    ation

        Name              Granted (1)  Fiscal Year  Share    Date       5%         10%
                          -----------  -----------  -----    ----       --         ---

        Richard W. K.     225,000(TMQ)    12.3%     $13.00 01/10/08  $2,328,750  $6,255,000
        Chapman
                              150(TMO)    0.01%(3)  $42.79 05/22/99      $1,011      $2,124

                           30,000(TBA)     3.7%(3)  $10.00 01/31/08    $238,800    $641,400

                            2,000(TFG)     0.4%(3)  $10.00 09/12/08     $15,920     $42,760

                            2,000(TLT)     0.6%(3)  $10.00 03/11/08     $15,920     $42,760

                           15,000(TOC)     0.5%(3)  $12.00 04/11/08    $143,250    $384,900

                            2,000(TSR)     0.4%(3)  $14.00 03/11/08     $22,280     $59,880

                            4,000(TXM)     0.2%(3)  $11.00 03/11/08     $35,000     $94,080


        Philip L. Warren   75,000(TMQ)     4.1%     $13.00 01/10/08    $776,250  $2,085,000



       (1) The options granted during the fiscal year are immediately exercisable, except options to purchase of the common stock of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
                                       11
PAGE

       (3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

       Stock Options Exercised During Fiscal 1996

            The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officer. No stock appreciation rights were exercised or were outstanding during fiscal 1996.








         Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option Values


                                                            Number of
                                                           Unexercised
                                                        Options at Fiscal      Value of
                                       Shares                Year-End         Unexercised
                                      Acquired  Value     (Exercisable/      In-the-Money
                                         on
        Name             Company      Exercise RealizedUnexercisable) (1)  Options

        Richard W. K.    ThermoQuest       --       --   225,000 /0               $0 /0
        Chapman (2)

                         Thermo            --       --       150 /0                  /0
                         Electron

                         Thermo            --       --    30,000 /0          $93,750 /0
                         BioAnalysis

                         Thermo            --       --     2,000 /0           $1,500 /0
                         Fibergen

                         ThermoLyte        --       --         0 /2,000           $0 /0  (4)

                         Thermo Optek      --       --    15,000 /0               $0 /0

                         Thermo            --       --     2,000 /0               $0 /0
                         Sentron

                         Trex Medical      --       --     4,000 /0           $6,500 /0


        Philip L. Warren ThermoQuest       --       --    75,000 /0               $0 /--

                         Thermo          2,362  $63,445   19,386 /0    (3)  $179,393 /--
                         Electron

                         Thermo            --       --     1,000 /0           $3,125 /--
                         BioAnalysis

                         Thermo            --       --     3,375 /0          $20,250 /--
                         Fibertek

                         Thermo            --       --    30,375 /0         $596,451 /--
                         Instrument

                         Thermo Optek      --       --    11,250 /0               $0 /--

                         Thermo-           200   $1,100      800 /0           $1,500 /--
                         Spectra




       (1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of the fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) Dr. Chapman also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported here
                                       12
PAGE
            as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation.

       (3) Options to purchase 15,000 shares of the common stock of Thermo Electron granted to Mr. Warren are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the optionee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period, commencing with the fifth anniversary of the grant date.

       (4) No public market for the shares underlying these options existed at fiscal year-end. Accordingly, no value in excess of the exercise price has been attributed to these options.

                         RELATIONSHIP WITH AFFILIATES

            Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, and Thermo Instrument has created the Corporation and other subsidiaries as publicly held, majority-owned subsidiaries and privately held majority-owned subsidiaries. From time to time,
       Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

            Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

            To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides
                                       13
PAGE
       for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range financial planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

            The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

            As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain
                                       14
PAGE
       legal advice  and  services, risk  management,  employee  benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for fiscal 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $3,138,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

            From time  to time,  the Corporation  may transact  business
       with other companies  in the  Thermo Group.   During fiscal  1996
       these transactions included the following:

            The Corporation acts as a distributor of certain products of
       Thermo BioAnalysis Corporation ("Thermo BioAnalysis"), is the exclusive distributor of such company's MALDI-TOF products in Japan and is the exclusive distributor of its CE products in countries where the Corporation maintains a direct sales force. In consideration of such arrangements, Thermo BioAnalysis sells the Corporation such products at discounted rates negotiated by the parties. The Corporation is responsible for all installation and warranty labor obligations at its expense. These arrangements may be terminated on not less than three months' notice by either party. For the fiscal year ended December 28, 1996, Thermo BioAnalysis sold $1,974,000 of products to the
       Corporation under these arrangements. In addition, Thermo BioAnalysis pays the Company a finder's fee for each qualified lead that generates an order for its MALDI-TOF products from customers in the United States and Europe.

            Thermo BioAnalysis has also entered into an arrangement with the Corporation whereby the Corporation provides assembly labor
                                       15
PAGE
       for Thermo BioAnalysis' CE products on a contract basis. Under this arrangement, the Corporation assembles instruments as required by Thermo BioAnalysis for a charge based on the sum of the Corporation's actual cost of materials and the allocable portion of its labor, overhead and other indirect expenses. For the fiscal year ended December 28, 1996, Thermo BioAnalysis paid the Corporation approximately $468,000 under this arrangement.

            The Corporation acts as a distributor in various countries outside the United States for certain products manufactured by various wholly owned subsidiaries of Thermo Instrument, as well as for certain products manufactured by Thermo BioAnalysis and Thermo Optek Corporation ("Thermo Optek"), each majority-owned subsidiaries of Thermo Instrument. For the fiscal year ended December 28, 1996, the Corporation purchased approximately $1,071,000 of the wholly owned Thermo Instrument subsidiaries' products, approximately $69,000 of Thermo BioAnalysis' products, and approximately $1,427,000 of Thermo Optek's products under these arrangements.

            Thermo Optek and various wholly owned subsidiaries of Thermo Instrument act as distributors for certain of the Corporation's products in various countries outside the United States. For the fiscal year ended December 28, 1996, Thermo Optek purchased approximately $3,807,000 of the Corporation's products and the wholly owned Thermo Instrument subsidiaries purchased approximately $7,088,000 of the Corporation's products under these arrangements.

            Certain of the Company's products incorporate circuit boards and other equipment manufactured by Thermo Optek. For the fiscal year ended December 28, 1996, the Corporation purchased approximately $5,924,000 of Thermo Optek's products under this arrangement. In addition, Tecomet Inc. ("Tecomet"), a wholly owned subsidiary of Thermo Electron, manufactures certain parts of the Company's quadrupole mass spectrometers. For the fiscal year ended December 28, 1996, the Corporation purchased approximately $1,135,000 of Tecomet's products under this arrangement.

            As of December 28, 1996, $152,063,000 of the Company's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron which Thermo Electron collateralizes with investments principally consisting of U.S. government agency securities, corporate notes, commercial paper, money market funds, and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       Stock Holding Assistance Plan
                                       16
PAGE

            In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a stock holding assistance plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable these individuals to purchase Common Stock in the open market. In 1996, Dr. Richard W. K. Chapman, the Corporation's chief executive officer, received a loan in the principal amount of $210,653.50 under this plan to purchase 15,000 shares of common stock, Mr. Philip L. Warren, the Corporation's vice president, received a loan in the principal amount of $139,881.57 under this plan to purchase 10,000 shares of common stock and Mr. Daniel T. Feeney, the Corporation's controller, received a loan in the principal amount of $71,495 under this plan to purchase 5,000 shares of common stock. Each loan is payable on demand and requires that 20% of the principal amount of the loan be repaid from the bonus payable to each officer in each of the next five years until the loan is repaid in full, unless otherwise determined by the Human Resources Committee of the Corporation's Board of Directors, commencing with the bonus payment in 1997 for calendar 1996 performance.


       AA971050006