Form 10-Q
period 1997-03-29
THERMOQUEST CORP \DE\
filed 1997-05-06
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at April 25, 1997
         ----------------------------      -----------------------------
         Common Stock, $.01 par value                50,218,500
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $199,821       $174,978
      Available-for-sale investments, at quoted
        market value (amortized cost of $7,470
        and $7,430)                                     7,477          7,452
      Accounts receivable, less allowances of
        $4,210 and $4,459                              84,646         73,669
      Inventories:
        Raw materials and supplies                     12,021         10,923
        Work in process and finished goods             38,470         43,089
      Prepaid expenses                                  1,045          1,003
      Prepaid income taxes                             11,582         11,469
                                                     --------       --------
                                                      355,062        322,583
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            65,677         67,225
      Less: Accumulated depreciation and
            amortization                               16,923         16,297
                                                     --------       --------
                                                       48,754         50,928
                                                     --------       --------
    Patents and Other Assets                            3,917          4,368
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                       155,586        157,191
                                                     --------       --------
                                                     $563,319       $535,070
                                                     ========       ========



                                        2PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $ 22,230       $ 16,732
      Accounts payable                                 20,305         18,249
      Accrued payroll and employee benefits            14,037         15,339
      Accrued installation and warranty expenses       10,626          9,899
      Deferred revenue                                 11,082          9,353
      Customer deposits                                 5,467          6,542
      Accrued income taxes                             10,050         14,290
      Other accrued expenses                           11,031         14,475
      Due to parent company                             4,169            839
                                                     --------       --------
                                                      108,997        105,718
                                                     --------       --------
    Deferred Income Taxes                               5,405          5,405
                                                     --------       --------
    Accrued Pension and Other Deferred Items           15,017         16,340
                                                     --------       --------
    Long-term Obligations:
      5% Subordinated convertible debentures           96,250         96,250
      Other                                             8,094          8,343
                                                     --------       --------
                                                      104,344        104,593
                                                     --------       --------
    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 100,000,000
        shares authorized; 50,218,500 and
        48,450,000 shares issued and outstanding          502            485
      Capital in excess of par value                  286,738        261,921
      Retained earnings                                48,063         39,787
      Cumulative translation adjustment                (5,751)           807
      Net unrealized gain on available-for-sale
        investments                                         4             14
                                                     --------       --------
                                                      329,556        303,014
                                                     --------       --------
                                                     $563,319       $535,070
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                  March 29,        March 30,
    (In thousands except per share amounts)            1997             1996
    ------------------------------------------------------------------------
    Revenues                                       $ 78,198         $ 67,299
                                                   --------         --------

    Costs and Operating Expenses:
      Cost of revenues                               39,005           35,410
      Selling, general, and administrative
        expenses                                     19,553           17,075
      Research and development expenses               5,938            4,695
                                                   --------         --------
                                                     64,496           57,180
                                                   --------         --------

    Operating Income                                 13,702           10,119

    Interest Income                                   2,538            1,619
    Interest Expense                                 (1,847)          (1,699)
                                                   --------         --------
    Income Before Provision for Income Taxes         14,393           10,039
    Provision for Income Taxes                        6,117            4,197
                                                   --------         --------
    Net Income                                     $  8,276         $  5,842
                                                   ========         ========

    Earnings per Share:
      Primary                                      $    .17         $    .13
                                                   ========         ========
      Fully diluted                                $    .16         $    .13
                                                   ========         ========

    Weighted Average Shares:
      Primary                                        48,586           45,396
                                                   ========         ========
      Fully diluted                                  54,602           45,396
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                  --------------------------
                                                  March 29,        March 30,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  8,276         $  5,842
      Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
          Depreciation and amortization               2,402            1,823
          Provision for losses on accounts
            receivable                                  177                5
          Other noncash expenses                        361              381
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                   (15,179)           1,060
              Inventories                            (1,856)          (4,028)
              Other current assets                     (302)             284
              Accounts payable                        6,147            1,885
              Other current liabilities              (5,254)           4,892
          Other                                         271              385
                                                   --------         --------
    Net cash provided by (used in) operating
      activities                                     (4,957)          12,529
                                                   --------         --------
    Investing Activities:
      Acquisitions, net of cash acquired                  -           (1,587)
      Purchases of property, plant, and equipment      (544)          (1,079)
      Other                                             (12)              75
                                                   --------         --------
    Net cash used in investing activities              (556)          (2,591)
                                                   --------         --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                        24,834           41,566
      Increase in short-term obligations              6,865            5,038
      Repayment of long-term obligations               (629)            (229)
                                                   --------         --------
    Net cash provided by financing activities        31,070           46,375
                                                   --------         --------
    Exchange Rate Effect on Cash                       (714)               2
                                                   --------         --------
    Increase in Cash and Cash Equivalents            24,843           56,315
    Cash and Cash Equivalents at Beginning
      of Period                                     174,978          120,354
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $199,821         $176,669
                                                   ========         ========


                                        5PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)


                                                      Three Months Ended
                                                  --------------------------
                                                  March 29,        March 30,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired companies   $      -         $ 69,741
      Due to parent company for acquisitions              -          (31,425)
      Cash paid for acquired companies                    -           (1,723)
                                                   --------         --------
        Liabilities assumed of acquired companies  $      -         $ 36,593
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.










                                        6PAGE

                             THERMOQUEST CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Presentation

        Certain amounts in 1996 have been reclassified to conform to the presentation in the 1997 financial statements.

    3.  Sale of Shares

        In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of approximately $24.8 million. Following the sale, Thermo Instrument Systems Inc. owned 90% of the Company's outstanding common stock.

    4.  Litigation

        The Company's Finnigan Corporation (Finnigan) subsidiary has filed complaints against Bruker-Franzen Analytik GmbH and its U.S. affiliate (Bruker), and Hewlett-Packard Company (Hewlett-Packard), for alleged violation of two key U.S. patents owned by Finnigan. The patents pertain to methods used in ion trap mass spectrometers.

        One of Finnigan's complaints was filed in the United States District Court for the District of Massachusetts, and the other was filed with the United States International Trade Commission (ITC) in Washington, DC. Finnigan has asked for damages to compensate for the infringements, for injunctions against further infringement, and for an order excluding further imports into the U.S. of ion trap mass spectrometers that use the patented methods.

        The ITC has instituted an investigation in response to Finnigan's complaint, and is expected to complete that investigation by April 1998. The District Court action has, at the request of Hewlett-Packard and Bruker, been stayed pending completion of the ITC investigation.
                                        7PAGE

                             THERMOQUEST CORPORATION

        Bruker has presented counterclaims in the ITC investigation. The counterclaims, which Bruker has indicated it will seek to remove to the District Court in Massachusetts, allege that the Finnigan patents are invalid and unenforceable and are not infringed by the mass spectrometers co-marketed by Bruker. They also allege that Finnigan has violated U.S. and Massachusetts antitrust laws and engaged in unfair competition by attempting to maintain a monopoly position and restrain trade through enforcement of allegedly fraudulently obtained patents. Bruker has asked for judgment consistent with its counterclaims, and for three times the antitrust damages (including attorneys' fees) it has sustained.

        There can be no assurance as to the outcome of these matters.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 28, 1996, filed with the Securities and Exchange Commission.

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

        The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

                                        8PAGE

                             THERMOQUEST CORPORATION

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues increased 16% to $78.2 million in the first quarter of 1997 from $67.3 million in the first quarter of 1996, primarily as a result of an increase of $10.7 million of revenues from the Company's existing mass spectrometry business, principally due to the continued success of a liquid chromatograph/ion trap mass spectrometer instrument introduced in the first quarter of 1996, and the inclusion of $9.2 million of revenues due to the acquisition of CE Instruments and MassLab Instruments (MassLab) from Thermo Instrument Systems Inc. (Thermo Instrument), effective March 29, 1996. These increases were offset by a decrease of $4.8 million in revenues due to the strengthening of the U.S. dollar in relation to the Japanese yen and the German mark. In addition, revenues in the first quarter of 1996 included $2.6 million from the sale of products manufactured by third parties.

        The gross profit margin increased to 50.1% in the first quarter of 1997 from 47.4% in the first quarter of 1996. The increase in the gross profit margin was primarily due to the increase in sales of higher-margin mass spectrometry products. In addition, the gross profit margin in 1996 reflected the inclusion of sales of lower-margin products manufactured by third parties, which had a gross profit margin of 7%. The increase in the gross profit margin was offset in part by the inclusion of lower-margin revenues from CE Instruments and MassLab.

        Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 25.0% in the first quarter of 1997, compared with 25.4% in the first quarter of 1996. Research and development expenses as a percentage of revenues increased to 7.6% in 1997 from 7.0% in 1996, primarily due to higher research and development expenditures as a percentage of revenue at acquired businesses.

        Interest income increased to $2.5 million in the first quarter of 1997 from $1.6 million in the first quarter of 1996, primarily as a result of interest income earned on invested proceeds from the Company's initial public offering of common stock in March and April 1996, offset in part by a reduction in cash as a result of the acquisition of CE Instruments and MassLab. Interest expense remained relatively unchanged at $1.8 million in 1997, compared with $1.7 million in 1996.

        The effective tax rate was 42.5% in the first quarter of 1997, compared with 41.8% in the first quarter of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies.

        The Company is involved in a patent infringement proceeding relating to its ion trap mass spectrometers (Note 4).

                                        9PAGE

                             THERMOQUEST CORPORATION

    Liquidity and Capital Resources

        Consolidated working capital was $246.1 million at March 29, 1997, compared with $216.9 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $207.3 million at March 29, 1997, compared with $182.4 million at December 28, 1996. Cash used in operating activities was $5.0 million in the first quarter of 1997. Accounts receivable increased $15.2 million primarily due to increased shipments by one of the Company's foreign subsidiaries in the first quarter of 1997, compared with the fourth quarter of 1996.

        At March 29, 1997, $17.0 million of the Company's cash and cash equivalents were held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

        The Company's investing activities used $0.6 million of cash in the first quarter of 1997. The Company expended $0.5 million for purchases of property, plant, and equipment. During the remainder of 1997, the Company plans to expend approximately $4.4 million for property, plant, and equipment.

        The Company's financing activities provided $31.1 million of cash in the first quarter of 1997. In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of approximately $24.8 million (Note 3). During the first three months of 1997, the Company's short-term borrowings increased $6.9 million primarily due to borrowings by one of the Company's foreign subsidiaries.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron Corporation, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       10PAGE

                             THERMOQUEST CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1997.


                                           THERMOQUEST CORPORATION



                                           Paul F. Kelleher
                                           --------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           --------------------
                                           John N. Hatsopoulos
                                           Vice President and Chief
                                             Financial Officer









                                       11PAGE

                             THERMOQUEST CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------

      11          Statement re: Computation of Earnings per Share.

      27          Financial Data Schedule.