Form 10-Q
period 1997-06-28
THERMOQUEST CORP \DE\
filed 1997-08-06
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at July 25, 1997
         ----------------------------      ----------------------------
         Common Stock, $.01 par value              50,222,450
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $221,004       $174,978
      Available-for-sale investments, at quoted
        market value (amortized cost of $1,709
        and $7,430)                                     1,713          7,452
      Accounts receivable, less allowances of
        $4,572 and $4,459                             103,206         73,669
      Inventories:
        Raw materials and supplies                     21,145         10,923
        Work in process and finished goods             51,145         43,089
      Prepaid expenses                                  3,238          1,003
      Prepaid income taxes                             12,343         11,469
                                                     --------       --------
                                                      413,794        322,583
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            87,822         67,225
      Less: Accumulated depreciation and
            amortization                               19,038         16,297
                                                     --------       --------
                                                       68,784         50,928
                                                     --------       --------
    Patents and Other Assets                            3,683          4,368
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                              265,711        157,191
                                                     --------       --------
                                                     $751,972       $535,070
                                                     ========       ========




                                        2PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $ 15,436       $ 16,732
      Accounts payable                                 25,569         18,249
      Accrued payroll and employee benefits            15,970         15,339
      Accrued installation and warranty expenses       12,600          9,899
      Deferred revenue                                 11,100          9,353
      Customer deposits                                 3,072          6,542
      Accrued income taxes                             17,013         14,290
      Other accrued expenses                           22,130         14,475
      Due to parent company and affiliates (Note 3)   166,247            839
                                                     --------       --------
                                                      289,137        105,718
                                                     --------       --------
    Deferred Income Taxes                               5,405          5,405
                                                     --------       --------
    Accrued Pension and Other Deferred Items           15,592         16,340
                                                     --------       --------
    Long-term Obligations:
      5% Subordinated convertible debentures           96,250         96,250
      Other                                             8,279          8,343
                                                     --------       --------
                                                      104,529        104,593
                                                     --------       --------
    Shareholders' Investment (Note 4):
      Common stock, $.01 par value, 100,000,000
        shares authorized; 50,221,400 and
        48,450,000 shares issued and outstanding          502            485
      Capital in excess of par value                  286,777        261,921
      Retained earnings                                56,240         39,787
      Cumulative translation adjustment                (6,213)           807
      Net unrealized gain on available-for-sale
        investments                                         3             14
                                                     --------       --------
                                                      337,309        303,014
                                                     --------       --------
                                                     $751,972       $535,070
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                   June 28,         June 29,
    (In thousands except per share amounts)            1997             1996
    ------------------------------------------------------------------------
    Revenues                                       $116,542         $ 81,692
                                                   --------         --------
    Costs and Operating Expenses:
      Cost of revenues                               60,937           44,724
      Selling, general, and administrative
        expenses                                     29,096           19,741
      Research and development expenses               7,741            6,088
                                                   --------         --------
                                                     97,774           70,553
                                                   --------         --------

    Operating Income                                 18,768           11,139

    Interest Income                                   3,351            2,390
    Interest Expense (includes $1,394 to parent
      company in 1997; Note 3)                       (3,068)          (1,900)
                                                   --------         --------
    Income Before Provision for Income Taxes         19,051           11,629
    Provision for Income Taxes                        8,418            4,942
                                                   --------         --------
    Net Income                                     $ 10,633         $  6,687
                                                   ========         ========
    Earnings per Share:
      Primary                                      $    .21         $    .14
                                                   ========         ========
      Fully diluted                                $    .20         $    .14
                                                   ========         ========
    Weighted Average Shares:
      Primary                                        50,219           48,410
                                                   ========         ========
      Fully diluted                                  56,242           48,410
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Six Months Ended
                                                    ------------------------
                                                   June 28,         June 29,
    (In thousands except per share amounts)            1997             1996
    ------------------------------------------------------------------------
    Revenues                                       $205,895         $148,991
                                                   --------         --------
    Costs and Operating Expenses:
      Cost of revenues                              107,900           80,134
      Selling, general, and administrative
        expenses                                     50,256           36,816
      Research and development expenses              13,963           10,783
                                                   --------         --------
                                                    172,119          127,733
                                                   --------         --------

    Operating Income                                 33,776           21,258

    Interest Income                                   5,955            4,009
    Interest Expense (includes $1,642 to parent
      company in 1997; Note 3)                       (5,163)          (3,599)
                                                   --------         --------
    Income Before Provision for Income Taxes         34,568           21,668
    Provision for Income Taxes                       15,052            9,139
                                                   --------         --------
    Net Income                                     $ 19,516         $ 12,529
                                                   ========         ========
    Earnings per Share:
      Primary                                      $    .40         $    .27
                                                   ========         ========
      Fully diluted                                $    .38         $    .27
                                                   ========         ========
    Weighted Average Shares:
      Primary                                        49,403           46,903
                                                   ========         ========
      Fully diluted                                  55,426           46,903
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        5PAGE

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                    ------------------------
                                                    June 28,       June 29,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  19,516      $  12,529
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                6,369          4,228
          Provision for losses on accounts
            receivable                                   445              5
          Other noncash expenses                         616            722
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                    (15,348)        10,892
              Inventories                             (1,758)        (2,444)
              Other current assets                       (94)          (472)
              Accounts payable                         3,646         (2,326)
              Other current liabilities               (2,409)         3,729
          Other                                          473            768
                                                   ---------      ---------
    Net cash provided by operating activities         11,456         27,631
                                                   ---------      ---------
    Investing Activities:
      Acquisitions, net of cash acquired                   -         (5,113)
      Cash balance of acquired businesses (Note 3)     6,107              -
      Purchases of available-for-sale investments          -         (1,650)
      Proceeds from sale and maturities of
        available-for-sale investments                 5,600              -
      Purchases of property, plant, and equipment     (1,586)        (2,042)
      Proceeds from sale of property, plant,
        and equipment                                  1,897            162
      Other                                               80            (91)
                                                   ---------      ---------
    Net cash provided by (used in) investing
      activities                                      12,098         (8,734)
                                                   ---------      ---------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 4)                         24,873         47,778
      Decrease in short-term obligations                (591)        (2,696)
      Repayment of long-term obligations              (1,017)          (482)
      Other                                                -            (95)
                                                   ---------      ---------
    Net cash provided by financing activities      $  23,265      $  44,505
                                                   ---------      ---------



                                        6PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)


                                                        Six Months Ended
                                                   -------------------------
                                                    June 28,       June 29,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $    (793)      $   (428)
                                                   ---------       --------
    Increase in Cash and Cash Equivalents             46,026         62,974
    Cash and Cash Equivalents at Beginning
      of Period                                      174,978        120,354
                                                   ---------      ---------
    Cash and Cash Equivalents at End of Period     $ 221,004      $ 183,328
                                                   =========      =========
    Noncash Activities (Note 3):
      Fair value of assets of acquired companies   $ 187,885      $  69,741
      Due to parent company for acquisitions        (160,127)       (27,296)
      Cash paid for acquired companies                     -         (5,852)
                                                   ---------      ---------
        Liabilities assumed of acquired companies  $  27,758      $  36,593
                                                   =========      =========


    The accompanying notes are an integral part of these consolidated financial statements.














                                        7PAGE

                             THERMOQUEST CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    3.  Acquisitions

        In March 1997, Thermo Instrument Systems Inc. (Thermo Instrument) acquired approximately 95% of the outstanding shares of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of Life Sciences' capital stock. In July 1997, the Company agreed to acquire three business units within Life Sciences' Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument for $160.1 million, subject to a post-closing adjustment. The Laboratory Products businesses develop, manufacture, and distribute laboratory equipment to the research and analytical chemistry laboratory marketplace. Hypersil manufactures liquid chromatography media and columns used in high performance liquid chromatography in the pharmaceutical, food and beverage, chemical production, and forensic science markets, and for many other applications in analytical laboratories. The aggregate purchase price of $160.1 million consists of $107.0 million in cash and the assumption of $53.1 million of debt payable to Thermo Instrument. The purchase price represents the sum of the net tangible book value of the Laboratory Products businesses and Hypersil as of June 28, 1997, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of Life Sciences, based on the aggregate 1996 revenues of the Laboratory Products businesses and Hypersil relative to Life Sciences' 1996 consolidated revenues. The purchase price is subject to a post-closing adjustment based on final determination of the net tangible book value of the acquired businesses and a final calculation of Thermo

                                        8PAGE

                             THERMOQUEST CORPORATION

    Instrument's total cost in excess of net assets acquired associated with the acquisition of Life Sciences.

        The aggregate purchase price of $160.1 million is included in due to parent company and affiliates in the accompanying 1997 balance sheet. The Company expects to pay this amount, with interest, to Thermo Instrument in the third quarter of 1997.

        Because the Company, the Laboratory Products businesses, and Hypersil were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's 1997 historical financial information has been restated to include the results of the Laboratory Products businesses and Hypersil from March 12, 1997, the date these businesses were acquired by Thermo Instrument. The purchase price included $3.1 million for the increase in the net book value from the date the businesses were acquired by Thermo Instrument to June 28, 1997. This amount was recorded as a reduction in retained earnings.

        The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $112.4 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        Based on unaudited data, the following table presents selected financial information of the Company, the Laboratory Products businesses, and Hypersil on a pro forma basis, assuming the companies had been combined since the beginning of 1996.

                                          Three                Six
                                       Months Ended         Months Ended
                                       ------------    ---------------------
    (In thousands except                 June 29,      June 28,     June 29,
    per share amounts)                       1996          1997         1996
    ------------------------------------------------------------------------
    Revenues                             $118,353      $229,198     $218,022
    Net income                              8,318        18,220       12,077
    Earnings per share:
      Primary                                 .17           .37          .26
      Fully diluted                           .17           .35          .26

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the Laboratory Products businesses and Hypersil been made at the beginning of 1996.

    4.  Sale of Shares

        In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of approximately $24.8 million. Following the sale, Thermo Instrument owned 90% of the Company's outstanding common stock.

                                        9PAGE

                             THERMOQUEST CORPORATION

    5.  Litigation

        The Company's Finnigan Corporation (Finnigan) subsidiary has filed complaints against Bruker-Franzen Analytik GmbH and its U.S. affiliate (Bruker), and Hewlett-Packard Company (Hewlett-Packard), for alleged violation of two key U.S. patents owned by Finnigan. The patents pertain to methods used in ion-trap mass spectrometers.

        One of Finnigan's complaints was filed in the United States District Court for the District of Massachusetts and the other was filed with the United States International Trade Commission (ITC) in Washington, DC. Finnigan has asked for damages to compensate for the infringements, for injunctions against further infringement, and for an order excluding further imports into the U.S. of ion-trap mass spectrometers that use the patented methods.

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

                                       10PAGE

                             THERMOQUEST CORPORATION

    Overview

        The Company develops, manufactures, and sells analytical products including mass spectrometers, liquid chromatographs, and gas chromatographs. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultra-trace levels of detection. The Company's analytical products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications.

        Effective March 12, 1997, the Company acquired three business units within the Laboratory Products Group of Life Sciences International (Life Sciences), as well as Life Sciences' Hypersil operations, from Thermo Instrument Systems Inc. (Thermo Instrument; Note 3). The Laboratory Products businesses develop, manufacture, and sell scientific equipment including centrifuges, ultra-low temperature freezers, incubators, orbital shakers, vacuum concentrators, and electrophoresis equipment. These products are used in a variety of laboratories, including pharmaceutical, medical, industrial, and environmental laboratories worldwide. Hypersil develops, manufactures, and sells liquid chromatography media and columns used in high performance liquid chromatography. These products are sold to a variety of laboratories worldwide, including pharmaceutical, industrial, research, and to the food and beverage industry.

        The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues increased 43% to $116.5 million in the second quarter of 1997 from $81.7 million in the second quarter of 1996. Revenues increased $36.3 million due to the acquisition of three business units within Life Sciences' Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument, effective March 12, 1997 (Note 3). In addition, revenues from the Company's existing mass spectrometry business increased $6.0 million, partly due to the continued success of a liquid chromatograph/ion-trap mass spectrometer instrument introduced in the first quarter of 1996. These increases were offset in part by a decrease of $4.3 million in revenues due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates and a decrease of $3.4 million in revenues at CE Instruments, primarily due to the discontinuation of distributing products for businesses of

                                       11PAGE

                             THERMOQUEST CORPORATION

    Fisons plc that were acquired by Thermo Instrument in March 1996.

        The gross profit margin increased to 47.7% in the second quarter of 1997 from 45.3% in the second quarter of 1996. The increase in the gross profit margin was primarily due to the increase in sales of higher-margin mass spectrometry products, offset in part by the inclusion of lower-margin revenues from the Laboratory Products businesses. The gross profit margin for the Laboratory Products businesses was 41% in the second quarter of 1997. The Company's goal is to increase the gross profit margin at the Laboratory Products businesses by improving product mix and manufacturing efficiencies, although there can be no assurance that the Company will be successful in these efforts.

        Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 25.0% in the second quarter of 1997, compared with 24.2% in the second quarter of 1996. Research and development expenses as a percentage of revenues decreased to 6.6% in 1997 from 7.5% in 1996, primarily due to lower research and development expenditures as a percentage of revenues at the Laboratory Products businesses.

        Interest income increased to $3.4 million in the second quarter of 1997 from $2.4 million in the second quarter of 1996, primarily as a result of interest income earned on invested proceeds from the Company's sale of its common stock in March 1997 (Note 4) and, to a lesser extent, the inclusion of interest income from the Laboratory Products businesses. The increases in interest income were offset in part by a reduction in cash as a result of the acquisition of CE Instruments and MassLab Instruments (MassLab) in 1996. The Company's interest income will decrease as a result of the cash payment of $160.1 million it expects to make to Thermo Instrument in the third quarter of 1997 for the purchase of the Laboratory Products businesses and Hypersil operations of Life Sciences. Interest expense increased to $3.1 million in 1997 from $1.9 million in 1996, primarily due to the inclusion of interest expense on the debt assumed as part of the acquisition of the Laboratory Products businesses and Hypersil. The Company expects to repay this debt to Thermo Instrument in the third quarter of 1997.

        The effective tax rate was 44.2% in the second quarter of 1997, compared with 42.5% in the second quarter of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in 1997 from 1996, primarily due to higher nondeductible amortization of cost in excess of net assets of acquired companies in 1997 compared with 1996.

         The Company is involved in a patent infringement proceeding relating to its ion-trap mass spectrometers (Note 5).


                                       12PAGE

                             THERMOQUEST CORPORATION

    First Six Months Compared With First Six Months 1996

        Revenues increased 38% to $205.9 million in the first six months of 1997 from $149.0 million in the first six months of 1996. Revenues increased $47.4 million due to the acquisition of three business units within Life Sciences' Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument, effective March 12, 1997 (Note 3). In addition, revenues increased $16.8 million at the Company's existing mass spectrometry business, partly due to the continued success of a liquid chromatograph/ion-trap mass spectrometer instrument introduced in the first quarter of 1996, and increased $9.2 million due to the inclusion for the full six months of 1997 of CE Instruments and MassLab, which were acquired from Thermo Instrument effective March 29, 1996. These increases were offset in part by a decrease of $9.1 million in revenues due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, primarily the German deutsche mark and the Japanese yen, and, to a lesser extent, a decrease in revenues at CE Instruments in the second quarter of 1997, primarily due to the reason discussed in the results of operations for the second quarter. In addition, revenues in the first quarter of 1996 included $2.6 million from the sale of products manufactured by third parties.

        The gross profit margin increased to 47.6% in the first six months of 1997 from 46.2% in the first six months of 1996. The increase in the gross profit margin was primarily due to the increase in sales of higher-margin mass spectrometry products, offset in part by the inclusion of lower-margin revenues from the Laboratory Products businesses, which recorded an adjustment to expense of $1.0 million in the first quarter of 1997 relating to the revaluation of the finished goods inventories acquired by the Company. The gross profit margin for the Laboratory Products businesses was 38% in the first six months of 1997.

        Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 24.4% in the first six months of 1997, compared with 24.7% in the first six months of 1996. Research and development expenses as a percentage of revenues decreased to 6.8% in 1997 from 7.2% in 1996, primarily due to the reason discussed in the results of operations for the second quarter.

        Interest income increased to $6.0 million in the first six months of 1997 from $4.0 million in the first six months of 1996, primarily as a result of interest income earned on invested proceeds from the Company's initial public offering of common stock in March and April 1996 and sale of common stock in March 1997 and, to a lesser extent, the inclusion of interest income from the Laboratory Products businesses. The increase in interest income was offset in part by a reduction in cash as a result of the acquisition of CE Instruments and MassLab. Interest expense increased to $5.2 million in 1997 from $3.6 million in 1996, primarily due to the inclusion of interest expense on the debt assumed as part of the acquisition of the Laboratory Products businesses and Hypersil.

        The effective tax rate was 43.5% in the first six months of 1997, compared with 42.2% in the first six months of 1996. The effective tax


                                       13PAGE

                             THERMOQUEST CORPORATION
    rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in 1997 from 1996, primarily due to the reason discussed in the results of operations for the second quarter.

    Liquidity and Capital Resources

        Consolidated working capital was $124.7 million at June 28, 1997, compared with $216.9 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $222.7 million at June 28, 1997, compared with $182.4 million at December 28, 1996. Cash provided by operating activities was $11.5 million in the first six months of 1997. Accounts receivable increased $15.3 million primarily due to increased shipments at the end of the second quarter.

        At June 28, 1997, $19.2 million of the Company's cash and cash equivalents were held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

        The Company's investing activities provided $12.1 million of cash in the first six months of 1997. In July 1997, the Company agreed to purchase three business units within Life Sciences' Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument for approximately $160.1 million, subject to a post-closing adjustment (Note 3). The aggregate purchase price of $160.1 million, which consists of $107.0 million in cash and the assumption of $53.1 million of debt payable to Thermo Instrument, is included in due to parent company and affiliates in the accompanying 1997 balance sheet. The Company expects to pay this amount, with interest, to Thermo Instrument in the third quarter of 1997. During the first six months of 1997, the Company expended $1.6 million for purchases of property, plant, and equipment and recorded $1.9 million in proceeds from the sale of property, plant, and equipment, primarily from the sale of a building acquired in connection with the acquisition of the Laboratory Products businesses. During the remainder of 1997, the Company plans to expend approximately $3.5 million for property, plant, and equipment.

        The Company's financing activities provided $23.3 million of cash in the first six months of 1997. In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of approximately $24.8 million (Note 4). During the first six months of 1997, the Company used cash of $1.6 million for the repayment of short- and long-term borrowings.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds, additional debt or equity financing from

                                       14PAGE

                             THERMOQUEST CORPORATION
    the capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron Corporation, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 2, 1997, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Dr. Richard W.K. Chapman, Dr. George N. Hatsopoulos, Frank Jungers, Earl R. Lewis, Anthony J. Pellegrino, Dr. Michael E. Porter, and Arvin H. Smith. Each director, except Dr. Chapman, received 48,372,377 shares voted in favor of his election and 3,963 shares voted against. Dr. Chapman received 48,372,177 shares voted in favor of his election and 4,163 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to adopt an employees' stock purchase program and to reserve 100,000 shares of the Company's common stock for issuance thereunder as follows: 48,354,827 shares voted in favor, 9,500 shares voted against, 11,600 shares abstained, and 413 broker nonvotes recorded.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.








                                       15PAGE

                             THERMOQUEST CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1997.


                                           THERMOQUEST CORPORATION



                                           Paul F. Kelleher
                                           --------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           --------------------
                                           John N. Hatsopoulos
                                           Vice President and Chief
                                             Financial Officer















                                       16PAGE

                             THERMOQUEST CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------

      2           Asset and Share Purchase Agreement dated as of
                  July 30, 1997, between the Company and Thermo
                  Instrument Systems Inc.

      11          Statement re: Computation of Earnings per Share.

      27          Financial Data Schedule.