Form 10-Q
period 1997-09-27
THERMOQUEST CORP \DE\
filed 1997-11-04
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                         Commission File Number 1-14262


                             THERMOQUEST CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       77-0407461
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    2215 Grand Avenue Parkway
    Austin, Texas                                                  78728-3812
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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                 Outstanding at September 27, 1997
         ----------------------------     ---------------------------------
         Common Stock, $.01 par value                 50,957,965
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 70,058       $174,978
      Available-for-sale investments, at quoted
        market value (amortized cost of $1,661
        and $7,430)                                     1,663          7,452
      Accounts receivable, less allowances of
        $4,464 and $4,459                             105,299         73,669
      Inventories:
        Raw materials and supplies                     22,971         10,923
        Work in process and finished goods             49,253         43,089
      Prepaid expenses                                  2,442          1,003
      Prepaid income taxes                             12,860         11,469
                                                     --------       --------
                                                      264,546        322,583
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            87,675         67,225
      Less: Accumulated depreciation and
            amortization                               20,795         16,297
                                                     --------       --------
                                                       66,880         50,928
                                                     --------       --------
    Patents and Other Assets                            3,180          4,368
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                              261,370        157,191
                                                     --------       --------
                                                     $595,976       $535,070
                                                     ========       ========





                                        2PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 27,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $ 13,303       $ 16,732
      Accounts payable                                 23,794         18,249
      Accrued payroll and employee benefits            18,532         15,339
      Accrued installation and warranty expenses       12,428          9,899
      Deferred revenue                                  9,853          9,353
      Customer deposits                                 3,537          6,542
      Accrued income taxes                             18,778         14,290
      Other accrued expenses                           19,058         14,475
      Due to parent company and affiliates              8,125            839
                                                     --------       --------
                                                      127,408        105,718
                                                     --------       --------

    Deferred Income Taxes                               5,405          5,405
                                                     --------       --------
    Accrued Pension and Other Deferred Items           14,583         16,340
                                                     --------       --------
    Long-term Obligations:
      5% Subordinated convertible debentures           84,250         96,250
      Other                                             8,021          8,343
                                                     --------       --------
                                                       92,271        104,593
                                                     --------       --------
    Shareholders' Investment (Note 4):
      Common stock, $.01 par value, 100,000,000
        shares authorized; 50,958,072 and
        48,450,000 shares issued                          510            485
      Capital in excess of par value                  298,707        261,921
      Retained earnings (Note 3)                       65,851         39,787
      Treasury stock at cost, 107 shares in 1997           (2)             -
      Cumulative translation adjustment                (8,758)           807
      Net unrealized gain on available-for-sale
        investments                                         1             14
                                                     --------       --------
                                                      356,309        303,014
                                                     --------       --------
                                                     $595,976       $535,070
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                    Three Months Ended
                                              -----------------------------
                                              September 27,   September 28,
   (In thousands except per share amounts)             1997            1996
   ------------------------------------------------------------------------
   Revenues                                        $109,303        $ 78,155
                                                   --------        --------
   Costs and Operating Expenses:
     Cost of revenues                                56,716          40,395
     Selling, general, and administrative
       expenses                                      27,197          20,728
     Research and development expenses                7,209           5,822
                                                   --------        --------
                                                     91,122          66,945
                                                   --------        --------

   Operating Income                                  18,181          11,210

   Interest Income                                    2,592           2,519
   Interest Expense (includes $1,484 to parent
     company in 1997; Note 3)                        (3,242)         (1,902)
                                                   --------        --------
   Income Before Provision for Income Taxes          17,531          11,827
   Provision for Income Taxes                         7,620           5,099
                                                   --------        --------
   Net Income                                      $  9,911        $  6,728
                                                   ========        ========
   Earnings per Share:
     Primary                                       $    .20        $    .14
                                                   ========        ========
     Fully diluted                                 $    .19        $    .14
                                                   ========        ========
   Weighted Average Shares:
     Primary                                         50,580          48,450
                                                   ========        ========
     Fully diluted                                   56,486          54,436
                                                   ========        ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                     Nine Months Ended
                                              -----------------------------
                                              September 27,   September 28,
   (In thousands except per share amounts)             1997            1996
   ------------------------------------------------------------------------
   Revenues                                        $315,198        $227,146
                                                   --------        --------
   Costs and Operating Expenses:
     Cost of revenues                               164,616         120,529
     Selling, general, and administrative
       expenses                                      77,453          57,544
     Research and development expenses               21,172          16,605
                                                   --------        --------
                                                    263,241         194,678
                                                   --------        --------

   Operating Income                                  51,957          32,468

   Interest Income (includes $420 from related
     party in 1997)                                   8,547           6,528
   Interest Expense (includes $3,126 to parent
     company in 1997; Note 3)                        (8,405)         (5,501)
                                                   --------        --------
   Income Before Provision for Income Taxes          52,099          33,495
   Provision for Income Taxes                        22,672          14,238
                                                   --------        --------
   Net Income                                      $ 29,427        $ 19,257
                                                   ========        ========
   Earnings per Share:
     Primary                                       $    .59        $    .41
                                                   ========        ========
     Fully diluted                                 $    .56        $    .40
                                                   ========        ========
   Weighted Average Shares:
     Primary                                         49,795          47,419
                                                   ========        ========
     Fully diluted                                   55,938          53,510
                                                   ========        ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  29,427      $  19,257
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               10,416          6,948
          Provision for losses on accounts
            receivable                                   716             56
          Other noncash expenses                         862          1,060
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                    (19,827)         6,110
              Inventories                             (2,714)        (1,908)
              Other current assets                       (52)          (581)
              Accounts payable                         5,378         (1,654)
              Other current liabilities                 (526)         7,406
          Other                                          760          1,189
                                                   ---------      ---------
    Net cash provided by operating activities         24,440         37,883
                                                   ---------      ---------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 3)   (154,304)       (32,408)
      Purchases of available-for-sale investments          -         (7,250)
      Proceeds from sale and maturities of
        available-for-sale investments                 5,600              -
      Purchases of property, plant, and equipment     (4,028)        (3,160)
      Proceeds from sale of property, plant,
        and equipment                                  2,516            346
      Other                                              164           (245)
                                                   ---------      ---------
    Net cash used in investing activities           (150,052)       (42,717)
                                                   ---------      ---------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 4)                         24,981         47,778
      Decrease in short-term obligations              (2,049)        (1,844)
      Repayment of long-term obligations              (1,465)        (1,016)
      Other                                                -           (143)
                                                   ---------      ---------
    Net cash provided by financing activities      $  21,467      $  44,775
                                                   ---------      ---------

                                        6PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------
                                               September 27,  September 28,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $    (775)     $    (742)
                                                   ---------      ---------
    Increase (Decrease) in Cash and Cash
      Equivalents                                   (104,920)        39,199
    Cash and Cash Equivalents at Beginning
      of Period                                      174,978        120,354
                                                   ---------      ---------
    Cash and Cash Equivalents at End of Period     $  70,058      $ 159,553
                                                   =========      =========
    Noncash Activities:
      Fair value of assets of acquired companies   $ 185,634      $  69,651
      Cash paid for acquired companies              (160,411)       (33,148)
      Stock issuable to parent company for
        acquired companies                               (16)             -
                                                   ---------      ---------
        Liabilities assumed of acquired companies  $  25,207      $  36,503
                                                   =========      =========
      Conversions of convertible debentures        $  12,000      $       -
                                                   =========      =========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        7PAGE

                             THERMOQUEST CORPORATION

                   Notes to Consolidated Financial Statements

   1.  General

       The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

   3.  Acquisitions

       In March 1997, Thermo Instrument Systems Inc. (Thermo Instrument) acquired approximately 95% of the outstanding shares of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of Life Sciences' capital stock. In July 1997, the Company agreed to acquire three business units within Life Sciences' Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument. The Laboratory Products businesses develop, manufacture, and sell laboratory equipment and supplies to the research and analytical chemistry laboratory marketplace. Hypersil develops, manufactures, and sells liquid chromatography media and columns used in high performance liquid chromatography in the pharmaceutical, food and beverage, chemical production, and forensic science markets, and for many other applications in analytical laboratories. The aggregate purchase price for the Laboratory Products businesses and Hypersil was approximately $160.4 million, which consisted of: (i) $107.3 million in cash, (ii) 1,000 shares of the Company's common stock valued at $15,750, and (iii) the assumption of $53.1 million of debt payable to Thermo Instrument. The purchase price represents the sum of the net tangible book value of the Laboratory Products businesses and Hypersil as of June 28, 1997, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of Life Sciences, based on the aggregate 1996 revenues of the Laboratory Products businesses and

                                        8PAGE

                             THERMOQUEST CORPORATION

   Hypersil relative to Life Sciences' 1996 consolidated revenues. The cash portion of the purchase price, which was paid in September 1997 together with interest calculated at the 90-day Commercial Paper Composite Rate plus 25 basis points, is subject to a post-closing adjustment based on final determination of the net tangible book value of the acquired businesses and a final calculation of Thermo Instrument's total cost in excess of net assets acquired associated with the acquisition of Life Sciences. The 1,000 shares of common stock to be issued to Thermo Instrument will be issued as soon as they are listed on the American Stock Exchange.

       Because the Company, the Laboratory Products businesses, and Hypersil were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's 1997 historical financial information has been restated to include the results of the Laboratory Products businesses and Hypersil from March 12, 1997, the date these businesses were acquired by Thermo Instrument. The purchase price included $3.4 million for the increase in the net book value from the date the businesses were acquired by Thermo Instrument to June 28, 1997. This amount was recorded as a reduction in retained earnings.

       The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by approximately $111 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

       Based on unaudited data, the following table presents selected financial information of the Company, the Laboratory Products businesses, and Hypersil on a pro forma basis, assuming the companies had been combined since the beginning of 1996.

                                  Three                  Nine
                               Months Ended           Months Ended
                              -------------   -----------------------------
   (In thousands except       September 28,   September 27,   September 28,
   per share amounts)                  1996            1997            1996
   ------------------------------------------------------------------------
   Revenues                        $113,752        $338,501        $331,774
   Net income                         7,777          27,197          19,868
   Earnings per share:
     Primary                            .16             .55             .42
     Fully diluted                      .16             .52             .41

       The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the Laboratory Products businesses and Hypersil been made at the beginning of 1996.
                                        9PAGE

                             THERMOQUEST CORPORATION

   4.  Sale of Shares

       In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of $24.8 million.

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

       Bruker presented counterclaims in the ITC investigation. The counterclaims, which have been removed to the District Court in Massachusetts, allege that the Finnigan patents are invalid and unenforceable and are not infringed by the mass spectrometers co-marketed by Bruker. They also allege that Finnigan has violated U.S. and Massachusetts antitrust laws and engaged in unfair competition by attempting to maintain a monopoly position and restrain trade through enforcement of allegedly fraudulently obtained patents. Bruker has asked for judgment consistent with its counterclaims, and for three times the antitrust damages (including attorneys' fees) it has sustained.

       There can be no assurance as to the outcome of these matters.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended,
                                       10PAGE

                             THERMOQUEST CORPORATION

   for the year ended December 28, 1996, filed with the Securities and Exchange Commission.

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

       Effective March 12, 1997, the Company acquired three business units within the Laboratory Products Group of Life Sciences International (Life Sciences), as well as Life Sciences' Hypersil operations, from Thermo Instrument Systems Inc. (Thermo Instrument; Note 3). The Laboratory Products businesses develop, manufacture, and sell scientific equipment including centrifuges, ultra low-temperature freezers, incubators, orbital shakers, vacuum concentrators, and electrophoresis equipment. These products are used in a variety of laboratories, including pharmaceutical, medical, industrial, and environmental laboratories worldwide. Hypersil develops, manufactures, and sells liquid chromatography media and columns used in high performance liquid chromatography. These products are sold to a variety of laboratories worldwide, including pharmaceutical, industrial, and research laboratories, and to the food and beverage industry.

       The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

   Results of Operations

   Third Quarter 1997 Compared With Third Quarter 1996

       Revenues increased 40% to $109.3 million in the third quarter of 1997 from $78.2 million in the third quarter of 1996. Revenues increased $38.6 million due to the acquisition of three business units within Life Sciences' Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument, effective March 12, 1997 (Note 3). This increase in revenues was offset in part by a decrease of $5.8 million in revenues due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates and a decrease in revenues from the Company's existing businesses, primarily

                                       11PAGE

                             THERMOQUEST CORPORATION
   due to lower revenues from the Company's German sales operations as a result of an economic downturn in Germany.

       The gross profit margin was 48.1% in the third quarter of 1997, compared with 48.3% in the third quarter of 1996. An increase in the gross profit margin primarily due to a shift in product mix was offset by the inclusion of lower-margin revenues from the Laboratory Products businesses. The gross profit margin for the Laboratory Products businesses was 40% in the third quarter of 1997. The Company's goal is to increase the gross profit margin at the Laboratory Products businesses by improving product mix and manufacturing efficiencies, although there can be no assurance that the Company will be successful in these efforts.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 24.9% in the third quarter of 1997 from 26.5% in the third quarter of 1996, primarily due to lower selling costs associated with the Laboratory Products businesses. Research and development expenses as a percentage of revenues decreased to 6.6% in 1997 from 7.4% in 1996, primarily due to lower research and development expenditures as a percentage of revenues at the Laboratory Products businesses.

       Interest income was $2.6 million in the third quarter of 1997, compared with $2.5 million in the third quarter of 1996. An increase in interest income primarily as a result of interest income earned on invested proceeds from the Company's sale of its common stock in March 1997 (Note 4) was offset by a reduction in cash as a result of the cash payment of $160.4 million to Thermo Instrument in September 1997 for the acquisition of the Laboratory Products businesses and Hypersil, and to a lesser extent, a reduction in cash as a result of the acquisition of CE Instruments and MassLab Instruments (MassLab) in 1996. Interest expense increased to $3.2 million in 1997 from $1.9 million in 1996, primarily due to the inclusion of interest expense on debt assumed as part of the acquisition of the Laboratory Products businesses and Hypersil, which was repaid to Thermo Instrument in September 1997 (Note 3).

       The effective tax rate was 43.5% in the third quarter of 1997, compared with 43.1% in the third quarter of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        The Company is involved in a patent infringement proceeding relating to its ion-trap mass spectrometers (Note 5).

   First Nine Months 1997 Compared With First Nine Months 1996

       Revenues increased 39% to $315.2 million in the first nine months of 1997 from $227.1 million in the first nine months of 1996. Revenues increased $86.0 million due to the acquisition of three business units within Life Sciences' Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument, effective March 12, 1997 (Note 3). In addition, revenues increased $14.5 million at the
                                       12PAGE

                             THERMOQUEST CORPORATION

   Company's existing mass spectrometry business, due in part to the continued success of a liquid chromatograph/ion-trap mass spectrometer instrument introduced in the first quarter of 1996, and increased $9.2 million due to the inclusion for the full nine months of 1997 of CE Instruments and MassLab, which were acquired from Thermo Instrument, effective March 29, 1996. These increases were offset in part by a decrease of $14.9 million in revenues due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates and, to a lesser extent, a decrease in revenues at certain of the Company's existing operations due to increased competition. In addition, revenues in the first quarter of 1996 included $2.6 million from the sale of products manufactured by third parties.

       The gross profit margin increased to 47.8% in the first nine months of 1997 from 46.9% in the first nine months of 1996. The increase in the gross profit margin was primarily due to the increase in sales of higher-margin mass spectrometry products, offset in part by the inclusion of lower-margin revenues from the Laboratory Products businesses, which recorded an adjustment to expense of $1.0 million in the first quarter of 1997 relating to the revaluation of the finished goods inventories acquired by the Company. The gross profit margin for the Laboratory Products businesses was 39% in the first nine months of 1997.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 24.6% in the first nine months of 1997 from 25.3% in the first nine months of 1996. Research and development expenses as a percentage of revenues decreased to 6.7% in 1997 from 7.3% in 1996. The reasons for these decreases are discussed in the results of operations for the third quarter.

       Interest income increased to $8.5 million in the first nine months of 1997 from $6.5 million in the first nine months of 1996, primarily as a result of interest income earned on invested proceeds from the Company's initial public offering of common stock in March and April 1996 and sale of common stock in March 1997 and, to a lesser extent, the inclusion of interest income from the Laboratory Products businesses. The increase in interest income was offset in part by a reduction in cash as a result of the acquisition of CE Instruments and MassLab in 1996 and, to a lesser extent, the cash payment of $160.4 million to Thermo Instrument in September 1997 for the acquisition of the Laboratory Products businesses and Hypersil (Note 3). Interest expense increased to $8.4 million in 1997 from $5.5 million in 1996, primarily due to the inclusion of interest expense on debt assumed in connection with the acquisition of the Laboratory Products businesses and Hypersil, which was repaid to Thermo Instrument in September 1997 (Note 3).

       The effective tax rate was 43.5% in the first nine months of 1997, compared with 42.5% in the first nine months of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

                                       13PAGE

                             THERMOQUEST CORPORATION

   Liquidity and Capital Resources

       Consolidated working capital was $137.1 million at September 27, 1997, compared with $216.9 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $71.7 million at September 27, 1997, compared with $182.4 million at December 28, 1996. Cash provided by operating activities was $24.4 million in the first nine months of 1997. Accounts receivable increased $19.8 million primarily due to increased shipments at the end of the third quarter of 1997 and a competitive trend to commercial terms of 30 days from the Company's past practice of generally obtaining deposits on certain systems.

       At September 27, 1997, $21.9 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

       The Company's investing activities used $150.1 million of cash in the first nine months of 1997. The Company expended $154.3 million, net of cash acquired, for acquisitions (Note 3) and $4.0 million for purchases of property, plant, and equipment. The Company recorded proceeds of $2.5 million from the sale of property, plant, and equipment, primarily from the sale of a building acquired in connection with the acquisition of the Laboratory Products businesses. During the remainder of 1997, the Company plans to expend approximately $2.0 million for property, plant, and equipment.

       The Company's financing activities provided $21.5 million of cash in the first nine months of 1997. In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of $24.8 million (Note 4). During the first nine months of 1997, the Company used $3.5 million of cash for the repayment of short- and long-term borrowings.

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

                                       14PAGE

                             THERMOQUEST CORPORATION

   PART II - OTHER INFORMATION

   Item 2 - Changes in Securities and Use of Proceeds

   (d) Use of Proceeds

       The Company sold 3,450,000 shares of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-00276), which was declared effective by the Securities and Exchange Commission on March 18, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, Cazenove & Co., and Fahnestock & Co., Inc. The aggregate gross proceeds of the offering were $51,750,000. The Company's total expenses in connection with the offering were $3,972,000, of which $3,364,000 was for underwriting discounts and commissions and $608,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the offering were $47,778,000. In June 1996, the Company expended $4,100,000 of such net proceeds for the acquisition of the Automass division of Analytical Technology, Inc. from Thermo Instrument. In September 1996, the Company expended $27,300,000 of such net proceeds for the acquisition of CE Instruments and MassLab, formerly divisions within the Scientific Instruments Division of Fisons plc, from Thermo Instrument. In September 1997, the Company expended the balance of such net proceeds, together with other funds, for the acquisition of three business units within Life Sciences' Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument.

   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

   (b) Reports on Form 8-K

       On August 14, 1997, the Company filed a Current Report on Form 8-K pertaining to its acquisition of three business units within the Laboratory Products Group of the Life Sciences International PLC subsidiary of Thermo Instrument Systems Inc. On October 14, 1997, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.







                                       15PAGE

                             THERMOQUEST CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1997.


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