Form 10-K
period 1998-01-03
THERMOQUEST CORP \DE\
filed 1998-03-18
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   -------------------------------------------
                                   FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 3, 1998

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
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $85,279,000.

   As of January 30, 1998, the Registrant had 51,186,737 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business
            --------

    (a) General Development of Business
        -------------------------------

        ThermoQuest Corporation (the Company or the Registrant) develops, manufactures, sells, and services analytical instruments, including mass spectrometers, liquid chromatographs, and gas chromatographs. These analytical instruments are used in the quantitative and qualitative chemical analysis of chemical compounds at ultratrace levels of detection. In addition, the Company develops, manufactures, sells, and services scientific equipment for the preparation and preservation of chemical samples; and consumables for the chromatography industry. The Company's products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications. The Company was incorporated in June 1995 as a wholly owned subsidiary of Thermo Instrument Systems Inc. Thermo Instrument is a publicly traded, majority-owned subsidiary of Thermo Electron Corporation. Where the context requires, references herein to the Company refer to ThermoQuest Corporation and its subsidiaries and to its predecessor businesses as conducted by Thermo Instrument, the Company's parent, including acquired businesses from their dates of acquisition.

        The Company is a leading manufacturer of mass spectrometers and liquid chromatographs. In addition, the Company has recently entered the market for gas chromatographs. Many of the major developments in modern mass spectrometry were pioneered by the Company. The ion-trap mass spectrometer, which utilizes the latest mass spectrometer technology, was first commercialized by the Company. In 1995, the Company introduced two instruments that integrate a highly sensitive yet affordable ion-trap mass spectrometer with a liquid chromatograph or a gas chromatograph to form the industry's most powerful benchtop liquid chromatograph/mass spectrometer (LC/MS) and gas chromatograph/mass spectrometer (GC/MS) instruments.

        An element of the Company's strategy is to combine its internal growth with the acquisition of complementary products and technologies. Effective March 12, 1997, the Company acquired three business units within the Laboratory Products Group of Thermo Instrument's Life Sciences International PLC subsidiary, as well as Life Sciences' Hypersil operations, for approximately $156.9 million, net of a purchase price adjustment of $3.5 million to be received from Thermo Instrument in the first quarter of 1998. The purchase price consisted of: (i) $103.8 million in cash, (ii) 1,000 shares of the Company's common stock valued at $15,750, and (iii) the assumption of $53.1 million of debt payable to Thermo Instrument. The Laboratory Products businesses develop, manufacture, sell, and service scientific equipment for the preparation

                                        2PAGE
    and preservation of chemical samples. Hypersil develops, manufactures, and sells liquid chromatography media and columns used in high-performance liquid chromatography.

        In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of $24.8 million. In March and April 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of $47.8 million. As of January 3, 1998, Thermo Instrument owned 44,999,100 shares of the Company's common stock, representing 88% of such stock outstanding. Thermo Instrument intends, for the foreseeable future, to maintain at least 80% ownership of the Company. Thermo Instrument develops, manufactures, markets, and services instruments and software used for the identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials and photonics and vacuum components for original equipment manufacturers (OEMs). As of January 3, 1998, Thermo Electron owned 59,300 shares of the Company's common stock, representing 0.12% of such stock outstanding. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical processing, and conducts advanced-technology research and development.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997* Annual Report to Shareholders, which statements are incorporated herein by reference.

    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        3PAGE

    (b) Financial Information About Industry Segments
        ---------------------------------------------

        The Company operates in one business segment: developing, manufacturing, selling, and servicing analytical instruments, including mass spectrometers, liquid chromatographs, and gas chromatographs; and scientific equipment for the preparation and preservation of chemical samples, as well as chromatography consumables.

    (c) Description of Business
        -----------------------

        (i)  Principal Products and Services
             -------------------------------

        The Company develops, manufactures, sells, and services analytical instruments, including mass spectrometers, liquid chromatographs, and gas chromatographs; and scientific equipment for the preparation and preservation of chemical samples, as well as chromatography consumables. The Company's products are sold to a wide range of customers primarily in the pharmaceutical, environmental, industrial/chemical, food and beverage, and forensic sciences industries. The market for the Company's products is highly specialized as a result of the differing needs of the industries in which they are used. The Company actively seeks to cross-sell its products among the various industries it serves, particularly by adding its liquid chromatograph or gas chromatograph input devices to its mass spectrometer products, and by introducing customers to the sample preparation and preservation equipment and chromatography consumables produced by the businesses acquired by the Company this year.

    Markets

        The major markets in which the Company sells its products are:

        Pharmaceutical. In the pharmaceutical industry, the Company's products are used in the identification of newly synthesized or discovered drug candidates, to measure drugs and metabolites in clinical studies, and for quality assurance of production drugs.

        Environmental. A second major market for the Company's products instruments is in environmental analysis. This market is driven to a great degree by federal, state, local, and foreign environmental regulations, which provide specific methods with respect to the testing of air, water, and soil for contaminants.

        Industrial/Chemical. Industrial and chemical customers typically utilize the Company's products for quality control and to test for contaminants in substances used in a particular manufacturing application.

        Food and Beverage. Customers in the food and beverage industry use the Company's products for quality control to test for contaminants. Customers in this industry must respond both to environmental and health regulations and to societal concerns regarding product contamination.

                                        4PAGE

        Forensic Sciences. The Company's products are used in a variety of forensic applications, including testing for illicit drug use by employees or athletes, testing body fluids to determine causes of death, testing to determine the identity of substances suspected to be illegal, and testing for the presence of substances of evidentiary significance for use in criminal investigations.

    Technology

    Analytical Instruments

        Mass Spectrometers. A mass spectrometer is an instrument in which the chemical compound to be analyzed is broken down into electrically-charged fragments (ions), and then sorted according to their mass-to-charge ratios. All mass spectrometers consist of a device to introduce samples, an ionization source, a mass analyzer that separates ions according to mass ratios, a detector that converts the ions into an electrical signal, a signal processor that amplifies the electrical signal, and a computer that organizes and displays information in a convenient and useful manner. The resulting data creates a "fingerprint" that is then compared to a database for identification. Mass spectrometers are the most powerful tools for the identification and quantification of chemical substances. A gas or liquid chromatograph is used to separate complex mixtures of chemicals into discrete components, which can then be analyzed based on the chromatograph results alone or can be introduced into a mass spectrometer to give additional information and to specifically identify unknown components.

        The Company has pioneered many of the significant developments in mass spectrometry and holds numerous U.S. and international patents relating to mass spectrometry, with additional patents pending. The Company has a distinguished record of being the first to commercialize new technologies coming from its own laboratories as well as from an extensive worldwide network of university collaborators. Examples include the first computerized GC/MS quadrupole system, the first commercial chemical ionization ion source, the first commercial triple quadrupole MS/MS system, the first commercial ion-trap system, and the first commercial ion-trap MS/MS system.

        On January 19, 1996, the Company acquired Extrel FTMS, Inc., a leading manufacturer of Fourier transform mass spectrometry (FT/MS) instruments. Extrel introduced the first commercial FT/MS product in 1981 and today offers a unique multisource mass spectrometer with a range of ionization techniques. This research-grade analytical instrument has the advantage of both high resolution and high mass range and is particularly useful in pharmaceutical and polymer research applications where large molecules in complex solutions need to be precisely identified.

        Effective January 1, 1996, the Company acquired the Automass division of Analytical Technology, Inc., a manufacturer of benchtop mass spectrometers, from Thermo Instrument. Manufactured near Paris, France, these mass spectrometers incorporate a quadrupole design that provides enhanced sensitivity and can accommodate gas chromatographs as well as

                                        5PAGE
    liquid chromatographs. These products complement the Company's existing GCQ(R) and LCQ(R) line of benchtop ion-trap mass spectrometers.

        Effective March 29, 1996, the Company acquired MassLab Instruments, a manufacturer of mass spectrometry instruments, from Thermo Instrument. Located near Manchester, U.K., MassLab manufactures a line of mass spectrometers for both gas chromatography and liquid chromatography applications. MassLab was originally part of the Scientific Instruments Division of Fisons plc, a substantial portion of which was acquired by Thermo Instrument on March 29, 1996.

        The Company currently manufactures three types of mass spectrometers:

        Magnetic Sector Mass Spectrometers. Magnetic sector mass spectrometers are generally used in high-resolution applications where an accurate analysis of molecular weight is required to determine the elemental composition of unknown samples. Magnetic sector instruments are typically purchased by universities and pharmaceutical and chemical companies for use in research applications.

        Quadrupole Mass Spectrometers. Single quadrupole mass spectrometers are typically utilized in environmental and forensic laboratories, which require dependable, routine analyses that meet applicable regulatory requirements, such as those promulgated by the U.S. Environmental Protection Agency. Although lacking the resolution of some types of magnetic sector mass spectrometers, these instruments provide reliable performance at a relatively low price. Single quadrupoles are frequently combined to form MS/MS spectrometers for use in more complex analyses such as molecular structure analysis. Together with the Company's triple stage quadrupoles, the most powerful type of quadrupole mass spectrometer, single quadrupoles comprise a complete family of quadrupole mass spectrometers.

        Ion-trap Mass Spectrometers. The Company developed the first commercial ion-trap mass spectrometer. The ability to trap and integrate the intensities of ions has made the ion-trap the most sensitive method of mass analysis for certain applications. Ion traps are smaller, mechanically simpler, and therefore easier to maintain than other types of mass spectrometers. While other types of mass spectrometers separate and analyze a continuous stream of ions, ion-trap mass spectrometers trap ions in a confined space using an electric field, which can be adjusted to eject ions as a function of their mass-to-charge ratio. An advantage of ion-trap mass spectrometers is that, through software, MS/MS analysis can be performed in a single ion-trap mass spectrometer, theoretically to an infinite number of stages (MS(n)). The Company has recently introduced ion traps that incorporate an external ion source, such as those found in quadrupole and magnetic sector mass spectrometers, which use sophisticated ionization techniques to increase the specificity and detection limits of the instrument.

        Due to their relative mechanical simplicity and small size, ion traps are well suited for coupling with chromatographs to form benchtop LC/MS and GC/MS instruments. Benchtop LC/MS(n) instruments were not commercially available until the Company introduced the first such

                                        6PAGE
    instrument in June 1995. Through significant advancements in integration techniques and information technology, the Company has developed the benchtop GCQ (GC/MS(n)) and LCQ (LC/MS(n)) instruments, which combine ion-trap mass spectrometers with chromatographs. These instruments are the first to allow users to combine GC and LC with MS(n) in a benchtop format, and offer high performance at a competitive price for appropriate applications.

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

        Gas Chromatographs. Like HPLC, gas chromatography is an analytical technique used to separate, identify, and quantify complex mixtures of primarily organic chemicals. Although gas chromatographs are generally easier to use and have higher resolution than liquid chromatographs, only a relatively small percentage of compounds can be converted to gaseous form for analysis in a gas chromatograph. In gas chromatographs, samples are introduced typically by syringe injection and are converted into the gas phase by heating. The sample passes through an analytical column, and the various components of the sample mixture are separated into discrete bands which are suitable for analysis by detectors. Detectors can be assembled in various configurations to facilitate analysis of different chemical and physical properties in a sample mixture. The data produced by the detector is converted to electronic form and transmitted for display and manipulation on a personal computer. For complex mixtures, where compounds cannot be adequately separated and identified by gas chromatography, the gas chromatograph can be coupled with a mass spectrometer to give additional information and specifically identify unknown components.

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

                                        7PAGE

    Fisons, a substantial portion of which was acquired by Thermo Instrument on March 29, 1996.

    Sample Preparation Equipment

        Biological Safety Cabinet. This cabinet protects the researcher, the sample being examined, and the laboratory environment, by providing a partially enclosed work space that uses a combination of fans to circulate air and filters to trap harmful biological substances.

        Cell Culture Incubator. This device controls temperature, relative humidity, and carbon dioxide and oxygen levels to provide the perfect in-vitro environment for cell growth. Cell culture incubators are used in research and clinical laboratories throughout the world for growing mammalian cells, bacteria, and viruses.

        Centrifugal Vacuum Concentrator. This equipment uses a rotational spinning concentrator, refrigerated vapor trap, and vacuum source to dry multiple samples for analysis, without losing portions of them, or cross-contaminating them.

        Centrifuge. This equipment is used to prepare laboratory samples for analysis by spinning them around a central axis to separate materials of different specific gravities.

        Electrophoresis System. This system prepares a biological sample for analysis by using electricity to separate DNA/RNA and protein molecules based upon electrophoretic mobility.

        Orbital Shaker. This equipment, used in research and fermentation laboratories, provides a controlled orbital motion for biological cultures in glass flasks. The orbital agitation of the culture provides increased oxygen for optimal cell growth. Combination incubators/orbital shakers provide precise conditions of temperature and orbital agitation.

    Sample Preservation Equipment

        Ultra-low Temperature Freezer. This specially designed cascade refrigeration system is designed to store all types of biological material, providing storage temperatures down to -86 degrees Celsius.

        Cryopreservation System. This vacuum-insulated equipment controls liquid nitrogen to produce extremely low temperatures, as low as -196 degrees Celsius, in order to store biological material, such as bone marrow, cornea, heart valves, spermatozoa, bacteria, and viruses, for very long periods of time.

    Chromatography Consumables

        High-performance Liquid Chromatography Columns. These tubes are packed with materials that have the ability to separate complex mixtures into their individual ingredients.

                                        8PAGE

    Sales and Marketing

        The Company markets its products in larger international markets through its own worldwide sales force of direct salespeople, and in smaller markets through a network of dealers and distributors. In addition, the Company sells certain of its liquid and gas chromatographs pursuant to OEM arrangements under which third parties purchase and resell the Company's products. The Company's sales force is supported throughout the world by a customer support group which provides training, instrument servicing, and parts replacements.

        (ii) and (xi)  New Products; Research and Development

        The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses for the Company were $28.2 million, $21.8 million, and $17.5 million in 1997, 1996, and 1995, respectively.

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

        (vii)  Dependency on a Single Customer

        No single customer accounted for 10% or more of the Company's total revenues in any of the past three years.
                                        9PAGE

        (viii)  Backlog

        The Company's backlog of firm orders was $52.6 million and $63.3 million as of January 3, 1998, and December 28, 1996, respectively. The Company includes in its backlog only orders confirmed with a purchase order for products and related services scheduled to be shipped or rendered within one year. Certain of such firm orders are cancelable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog at January 3, 1998, will be shipped or completed during 1998. The Company does not believe that the level of, or changes in the level of, its backlog is necessarily a meaningful indicator of future results of operations.

        (ix)  Government Contracts

        Not applicable.

        (x)  Competition

        The Company competes in each of its markets primarily on technical performance, customer service and support and, to a lesser extent, price. The Company's principal competitors in the mass spectrometry market include Hewlett-Packard Company, the MicroMass Group of Waters Technologies Corporation, Shimadzu Corporation, and Perkin-Elmer Corporation. The Company's principal competitors in the liquid chromatography market include Waters, Hewlett-Packard, Shimadzu, and Perkin-Elmer. In the gas chromatography market, the Company competes with numerous companies including Hewlett-Packard, Varian Associates, Perkin-Elmer, and Shimadzu.

        The Company's principal competitors in the sample preparation and preservation markets include Jouan S.A., NuAire, Sanyo Electric, and Labconco.

        The Company's principal competitors in the chromatography consumables market include Waters, Merck, Phenomenex, and numerous regional suppliers.

        (xii)  Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii)  Number of Employees
                -------------------

        As of January 3, 1998, the Company employed approximately 2,090 people.


                                       10PAGE

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                       Present Title (Year First Became
    Name                        Age    Executive Officer)
    ------------------------    ---    --------------------------------
    Dr. Richard W.K. Chapman     53    Chief Executive Officer and
                                         President (1995)
    John N. Hatsopoulos *        63    Chief Financial Officer and
                                         Senior Vice President (1995)
    Philip L. Warren             54    Vice President (1995)
    Paul F. Kelleher             55    Chief Accounting Officer (1995)

    * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Instrument and Thermo Electron. Dr. Chapman and Mr. Warren have held their respective positions in the Company since its inception in June 1995. Dr. Chapman served as President of Finnigan Corporation, a subsidiary of the Company, from 1992 to 1995. Mr. Warren was named President of Finnigan in September 1995, and served as Finnigan's Vice President, Field Operations from 1985 to May 1994 and as its Vice President, General Manager from May 1994 until he was named President. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron and certain of its subsidiaries, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties

        The Company owns approximately 1,038,000 square feet of office, engineering, laboratory, and production space, principally in Ohio, California, Texas, Massachusetts, Germany, and Italy and leases approximately 291,000 square feet of office space under leases expiring from 1998 through 2014, principally in New York, England, Germany, France, Japan, and the Netherlands. As of January 3, 1998, the Company had an $8.3 million mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $15.8 million. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended. With respect to leases expiring in the near future, in the event the Company does not
                                       11PAGE
    renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.


    Item 3. Legal Proceedings
            -----------------

        The Company's Finnigan subsidiary has filed complaints against Bruker-Franzen Analytik GmbH and its U.S. affiliate, and Hewlett-Packard, for alleged violation of two U.S. patents owned by Finnigan. The patents pertain to methods used in ion-trap mass spectrometers.
        One of Finnigan's complaints was filed in the United States District Court for the District of Massachusetts, and the other was filed with the United States International Trade Commission (ITC) in Washington, DC. Finnigan has asked for damages to compensate for the infringements, for injunctions against further infringement, and for an order excluding further imports into the U.S. of ion-trap mass spectrometers that use the patented methods.
        The District Court action has, at the request of Hewlett-Packard and Bruker, been stayed pending completion of an investigation by the ITC. In February 1998, an administrative law judge at the ITC issued an initial determination to the effect that, although one of Finnigan's patents was infringed, the patents were invalid for purposes of this case. The ITC's jurisdiction in this matter is limited to the issue of whether or not the defendant's products can be imported into the U.S. The judge's initial determination will be considered by the full commission during the second quarter of 1998.
        Bruker presented counterclaims in the ITC investigation. The counterclaims, which have been removed to the District Court in Massachusetts, allege that the Finnigan patents are invalid and unenforceable and are not infringed by the mass spectrometers co-marketed by Bruker. They also allege that Finnigan has violated U.S. and Massachusetts antitrust laws and engaged in unfair competition by attempting to maintain a monopoly position and restrain trade through enforcement of allegedly fraudulently obtained patents. Bruker has asked for judgment consistent with its counterclaims, and for three times the antitrust damages (including attorneys' fees) it has sustained.
        There can be no assurance as to the outcome of these matters or that an unfavorable resolution would not have a material adverse effect on the Company's future results of operations and financial position.


    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        Not applicable.

                                       12PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

        On March 24, 1997, the Company sold 1,768,500 shares of its common stock, at a price of $15.00 per share, in a private placement to accredited investors in reliance on Regulation D promulgated under the Securities Act of 1933. Lehman Brothers Inc. and Goldman, Sachs & Co. acted as placement agents in connection with the private placement. The aggregate fees paid to the placement agents for introducing prospective investors to the Company were $1,592,000, or 6% of the gross proceeds of the private placement.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.
                                       13PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant
             --------------------------------------------------

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation
             ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12. Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13. Certain Relationships and Related Transactions
             ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.





                                       14PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
             ------------------------------------------------------------
             8-K
             ---

    (a,d)     Financial Statements and Schedules
              ----------------------------------

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

              List of Financial Statements and Schedules Referenced in this
              -------------------------------------------------------------
              Item 14
              -------

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


      (b)     Reports on Form 8-K
              -------------------

              None.


      (c)     Exhibits
              --------

              See Exhibit Index on the page immediately preceding exhibits.


                                       15PAGE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 17, 1998            THERMOQUEST CORPORATION

                                    By: Richard W.K. Chapman
                                        ------------------------
                                        Richard W.K. Chapman
                                        President and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 17, 1998.

    Signature                          Title
    ---------                          -----

    By: Richard W.K. Chapman        President, Chief Executive Officer,
        -------------------------        and Director
        Richard W.K. Chapman

    By: John N. Hatsopoulos        Chief Financial Officer and Senior
        -------------------------        Vice President
        John N. Hatsopoulos

    By: Paul F. Kelleher           Chief Accounting Officer
        -------------------------
        Paul F. Kelleher

    By: Earl R. Lewis              Chairman of the Board and Director
        -------------------------
        Earl R. Lewis

    By: George N. Hatsopoulos      Director
        -------------------------
        George N. Hatsopoulos

    By: Frank Jungers              Director
        -------------------------
        Frank Jungers

    By: Anthony J. Pellegrino      Director
        -------------------------
        Anthony J. Pellegrino

    By: Michael E. Porter          Director
        -------------------------
        Michael E. Porter


    By: Arvin H. Smith             Director
        -------------------------
        Arvin H. Smith
                                       16PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of ThermoQuest Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoQuest Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 17, 1998



                                       17PAGE

SCHEDULE II



                             THERMOQUEST CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)


                  Balance at   Provision             Accounts            Balance
                   Beginning  Charged to  Bad Debts   Written             at End
                     of Year     Expense  Recovered       Off Other (a)  of Year
                  ----------   ---------  ---------  -------- --------- --------
Allowance for
  Doubtful Accounts

Year Ended
  January 3, 1998     $4,459      $  549     $   33    $ (760)  $   80    $4,361

Year Ended
  December 28, 1996   $2,341      $  220     $   43    $ (351)  $2,206    $4,459

Year Ended
  December 30, 1995   $2,366      $  213     $   68    $ (333)  $   27    $2,341



------------
(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.



                                       18PAGE

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

      2.3 Asset and Share Purchase Agreement dated as of July 30, 1997, between the Registrant and Thermo Instrument (filed as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-14262] and incorporated herein by reference).

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

     10.4 Amended and Restated Master Repurchase Agreement dated as of June 30, 1995, between Thermo Electron and the Registrant.

                                       19PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     10.5        Amended and Restated Master Guarantee Reimbursement and
                 Loan Agreement dated December 2, 1997, by and among Thermo
                 Electron and the Registrant (filed as Exhibit 10.7 to
                 Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

     10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 2, 1997, by and among Thermo Instrument and the Registrant.

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

                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

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

                                       20PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     10.13       Indemnification Agreement dated as of November 4, 1996,
                 between Thermo Instrument and the Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form
                 10-Q for the quarter ended September 28, 1996 [File No.
                 1-14262] and incorporated herein by reference).

     10.14 Amended and Restated Stock Holdings Assistance Plan and Form of Promissory Note.

     13          Annual Report to Shareholders for the Year Ended
                 January 3, 1998 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27.1        Financial Data Schedule for the Year Ended January 3,
                 1998.

     27.2        Financial Data Schedule for the Quarter Ended
                 September 27, 1997 (restated for the adoption of SFAS
                 No. 128).