Form 10-Q
period 1998-04-04
THERMOQUEST CORP \DE\
filed 1998-05-08
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   -------------------------------------------
                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                 Outstanding at May 1, 1998
         ----------------------------     --------------------------
         Common Stock, $.01 par value             51,208,704
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------


                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $84,117
        and $60,376 under repurchase agreement
        with affiliated company)                     $110,035       $ 91,898
      Accounts receivable, less allowances of
        $4,110 and $4,361                              94,200         96,541
      Inventories:
        Raw materials and supplies                     20,819         17,174
        Work in process and finished goods             49,317         49,215
      Prepaid expenses                                  3,052          2,490
      Prepaid income taxes                             12,550         12,542
      Due from parent company and affiliated
        companies                                           -            750
                                                     --------       --------
                                                      289,973        270,610
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            88,785         89,316
      Less: Accumulated depreciation and
            amortization                               24,100         22,580
                                                     --------       --------
                                                       64,685         66,736
                                                     --------       --------
    Patents and Other Assets                            3,867          2,845
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                       251,933        255,435
                                                     --------       --------
                                                     $610,458       $595,626
                                                     ========       ========



                                        2PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,     January 3,
    (In thousands except share amounts)                  1998           1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $  9,094       $  7,147
      Accounts payable                                 26,162         24,151
      Accrued payroll and employee benefits            13,008         19,541
      Accrued installation and warranty expenses       10,618          9,991
      Accrued income taxes                             26,063         21,331
      Deferred revenue                                 11,427          9,939
      Customer deposits                                 3,621          5,193
      Other accrued expenses                           14,162         16,907
      Due to parent company and affiliated
        companies                                       5,536              -
                                                     --------       --------
                                                      119,691        114,200
                                                     --------       --------
    Deferred Income Taxes                               7,503          7,503
                                                     --------       --------
    Accrued Pension and Other Deferred Items           14,884         15,064
                                                     --------       --------
    Long-term Obligations:
      5% Subordinated convertible debentures           80,591         80,591
      Other                                             7,200          7,489
                                                     --------       --------
                                                       87,791         88,080
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 100,000,000
        shares authorized; 51,201,627 and
        51,185,127 shares issued                          512            512
      Capital in excess of par value                  303,096        302,881
      Retained earnings                                89,539         78,229
      Treasury stock at cost, 507 and 340 shares           (9)            (6)
      Accumulated other comprehensive item (Note 3)   (12,549)       (10,837)
                                                     --------       --------
                                                      380,589        370,779
                                                     --------       --------
                                                     $610,458       $595,626
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   April 4,       March 29,
   (In thousands except per share amounts)             1998            1997
   ------------------------------------------------------------------------
   Revenues                                        $108,118        $ 89,353
                                                   --------        --------

   Costs and Operating Expenses:
     Cost of revenues                                55,373          46,963
     Selling, general, and administrative
       expenses                                      26,031          21,160
     Research and development expenses                7,865           6,222
     Gain on sale of property                          (756)              -
                                                   --------        --------
                                                     88,513          74,345
                                                   --------        --------

   Operating Income                                  19,605          15,008

   Interest Income (includes $186 and $67 from
     related parties)                                 1,338           2,604
   Interest Expense (includes $248 to related
     parties in 1997)                                (1,444)         (2,095)
                                                   --------        --------
   Income Before Provision for Income Taxes          19,499          15,517
   Provision for Income Taxes                         8,189           6,634
                                                   --------        --------
   Net Income                                      $ 11,310        $  8,883
                                                   ========        ========
   Earnings per Share (Note 2):
     Basic                                         $    .22        $    .18
                                                   ========        ========
     Diluted                                       $    .21        $    .18
                                                   ========        ========

   Weighted Average Shares (Note 2):
     Basic                                           51,190          48,586
                                                   ========        ========
     Diluted                                         56,331          54,602
                                                   ========        ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                      Three Months Ended
                                                  -------------------------
                                                   April 4,       March 29,
   (In thousands)                                      1998            1997
   ------------------------------------------------------------------------
   Operating Activities:
     Net income                                   $  11,310       $   8,883
     Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
         Depreciation and amortization                3,570           2,689
         Gain on sale of property                      (756)              -
         Provision for losses on accounts
           receivable                                  (111)            177
         Other noncash expenses                         257             361
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                      1,337         (17,576)
             Inventories                             (3,250)         (1,359)
             Other current assets                      (598)           (309)
             Accounts payable                         2,614           8,285
             Other current liabilities               (4,212)         (6,322)
         Other                                          352             271
                                                  ---------       ---------
   Net cash provided by (used in) operating
     activities                                      10,513          (4,900)
                                                  ---------       ---------
   Investing Activities:
     Acquisition of product line                     (1,300)              -
     Refund from parent company for acquisitions      5,953               -
     Cash balance of acquired businesses                  -           6,107
     Purchases of property, plant, and equipment     (1,072)           (544)
     Proceeds from sale of property, plant,
       and equipment                                  1,453              28
     Other                                                -             (40)
                                                  ---------       ---------
   Net cash provided by investing activities          5,034           5,551
                                                  ---------       ---------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                     211          24,834
     Increase in short-term obligations               2,118           6,865
     Repayment of long-term obligations                (395)           (629)
                                                  ---------       ---------
   Net cash provided by financing activities      $   1,934       $  31,070
                                                  ---------       ---------

                                        5PAGE

                             THERMOQUEST CORPORATION

                                   (Unaudited)


                                                       Three Months Ended
                                                   ------------------------
                                                    April 4,      March 29,
    (In thousands)                                      1998           1997
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $     656      $    (771)
                                                   ---------      ---------
    Increase in Cash and Cash Equivalents             18,137         30,950
    Cash and Cash Equivalents at Beginning
      of Period                                       91,898        174,978
                                                   ---------      ---------
    Cash and Cash Equivalents at End of Period     $ 110,035      $ 205,928
                                                   =========      =========
    Noncash Activities:
      Fair value of assets of acquired companies   $   1,300      $ 186,669
      Cash paid for acquired companies                (1,300)             -
      Due to parent company for acquisitions               -       (165,146)
      Stock issuable to parent company for
        acquired companies                                 -            (16)
                                                   ---------      ---------
        Liabilities assumed of acquired companies  $       -      $  21,507
                                                   =========      =========


    The accompanying notes are an integral part of these consolidated financial statements.









                                        6PAGE

                             THERMOQUEST CORPORATION


                   Notes to Consolidated Financial Statements

   1.  General

       The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

   2.  Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                         Three Months Ended
                                                       ---------------------
                                                       April 4,    March 29,
   (In thousands except per share amounts)                 1998         1997
   -------------------------------------------------------------------------
   Basic
   Net income                                          $ 11,310     $  8,883
                                                       --------     --------
   Weighted average shares                               51,190       48,586
                                                       --------     --------
   Basic earnings per share                            $    .22     $    .18
                                                       ========     ========
   Diluted
   Net income                                          $ 11,310     $  8,883
   Effect of convertible obligations                        594          710
                                                       --------     --------
   Income available to common shareholders,
     as adjusted                                       $ 11,904     $  9,593
                                                       --------     --------
   Weighted average shares                               51,190       48,586
   Effect of:
     Convertible obligations                              4,884        5,833
     Stock options                                          257          183
                                                       --------     --------
   Weighted average shares, as adjusted                  56,331       54,602
                                                       --------     --------

   Diluted earnings per share                          $    .21     $    .18
                                                       ========     ========

                                        7PAGE

                             THERMOQUEST CORPORATION

       The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 823,750 of such options outstanding, with exercise prices ranging from $16.60 to $17.01 per share.

   3.  Comprehensive Income

       During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive item. In general, comprehensive income combines net income and "other comprehensive item," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $9.6 million and $2.6 million, respectively.

   Item 2 - Management's Discussion and Analysis of Financial Condition and
   ------------------------------------------------------------------------
            Results of Operations
            ---------------------

       Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 3, 1998, filed with the Securities and Exchange Commission.

   Overview

       The Company's Analytical Products Group develops, manufactures, sells, and services instruments, including mass spectrometers, liquid chromatographs, and gas chromatographs. These analytical instruments are used in the quantitative and qualitative chemical analysis of chemical compounds at ultratrace levels of detection. The Company's Scientific Equipment Group develops, manufactures, sells, and services systems for the preparation and preservation of chemical samples. In addition, the Company manufactures consumables for the chromatography industry. The Company's products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by

                                        8PAGE

                             THERMOQUEST CORPORATION
   food and beverage companies for quality control and to test for product contamination; and in forensic applications.

       The Company sells its products worldwide. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

   Results of Operations

   First Quarter 1998 Compared With First Quarter 1997
   ---------------------------------------------------

       Revenues increased 21% to $108.1 million in the first quarter of 1998 from $89.4 million in the first quarter of 1997. Revenues from the Scientific Equipment Group increased $23.3 million due to the acquisition of three business units within Life Sciences International PLC's Laboratory Products Group, as well as Life Sciences' Hypersil operations, from Thermo Instrument Systems Inc., effective March 12, 1997. Revenues from the Analytical Products Group decreased $4.6 million, primarily due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Increases in revenues from Europe and North America were offset by a decrease in revenues of $7.0 million from Japan due to the economic uncertainty in that country.

       The gross profit margin was 48.8% in the first quarter of 1998, compared with 47.4% in the first quarter of 1997. The 1997 period included an adjustment to expense of $1.0 million relating to the sale of inventories revalued on the date the Laboratory Products businesses were acquired.

       Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 24.1% in the first quarter of 1998, compared with 23.7% in the first quarter of 1997. Research and development expenses as a percentage of revenues remained relatively unchanged at 7.3% in 1998, compared with 7.0% in 1997.

       In the first quarter of 1998, the Company recorded a gain of $0.8 million relating to the sale of a parcel of land at its San Jose, California, manufacturing facility.

       Interest income decreased to $1.3 million in the first quarter of 1998 from $2.6 million in the first quarter of 1997, primarily due to a reduction in cash as a result of the cash payment of $160.4 million to Thermo Instrument in September 1997 for the acquisition of the Laboratory Products businesses and Hypersil. Interest expense decreased to $1.4 million in 1998 from $2.1 million in 1997, primarily due to the repayment to Thermo Instrument in September 1997 of debt assumed in connection with the acquisition of the Laboratory Products businesses and the conversion of a portion of the Company's 5% subordinated convertible debentures into common stock of the Company.
                                        9PAGE

                             THERMOQUEST CORPORATION

   ---------------------------------------------------

       The effective tax rate was 42% in the first quarter of 1998, compared with 43% in the first quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies.

   Liquidity and Capital Resources

       Consolidated working capital was $170.3 million at April 4, 1998, compared with $156.4 million at January 3, 1998. Included in working capital are cash and cash equivalents of $110.0 million at April 4, 1998, compared with $91.9 million at January 3, 1998. Cash provided by operating activities was $10.5 million in the first quarter of 1998. Cash of $4.2 million was used to reduce other current liabilities and cash of $3.3 million was used to fund an increase in inventories, primarily due to replenishing year-end levels at the Company's European sales offices.

       At April 4, 1998, $19.9 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

       The Company's investing activities provided $5.0 million of cash in the first quarter of 1998. The Company received an aggregate refund of $6.0 million from Thermo Instrument in connection with the acquisition of businesses from Thermo Instrument in 1997 and 1996. The Company expended $1.3 million for the acquisition of a product line and $1.1 million for purchases of property, plant, and equipment. The Company recorded $1.5 million in proceeds from the sale of property, plant, and equipment, primarily from the sale of a parcel of land at the Company's San Jose, California, manufacturing facility. During the remainder of 1998, the Company plans to expend approximately $7.0 million for property, plant, and equipment.

       The Company's financing activities provided $1.9 million of cash in the first quarter of 1998, primarily due to an increase in short-term borrowings of $2.1 million.

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

                                       10PAGE

                             THERMOQUEST CORPORATION



   PART II - OTHER INFORMATION

   Item 6 - Exhibits
   -----------------

       See Exhibit Index on the page immediately preceding exhibits.






















                                       11PAGE

                             THERMOQUEST CORPORATION


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 1998.

                                          THERMOQUEST CORPORATION



                                          Paul F. Kelleher
                                          ---------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          John N. Hatsopoulos
                                          ---------------------------
                                          John N. Hatsopoulos
                                          Chief Financial Officer
                                            and Senior Vice President













                                       12PAGE

                             THERMOQUEST CORPORATION

                                 EXHIBIT INDEX


   Exhibit
   Number        Description of Exhibit
   ------------------------------------------------------------------------

     27          Financial Data Schedule.