Form 10-Q
period 1998-07-04
THERMOQUEST CORP \DE\
filed 1998-08-10
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                 Outstanding at July 31, 1998
     ----------------------------     ----------------------------
     Common Stock, $.01 par value              51,501,281

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     July 4,   January 3,
(In thousands)                                         1998          1998
-------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $88,939
    and $60,376 under repurchase agreement
    with affiliated company)                        $116,702      $ 91,898
  Accounts receivable, less allowances of
    $3,324 and $4,361                                 86,510        96,541
  Inventories:
    Raw materials and supplies                        22,498        17,174
    Work in process and finished goods                48,905        49,215
  Prepaid expenses                                     3,416         2,490
  Prepaid income taxes                                13,135        12,542
  Due from parent company and affiliated
    companies                                              -           750
                                                    --------      --------

                                                     291,166       270,610
                                                    --------      --------

Property, Plant, and Equipment, at Cost               88,217        89,316
  Less: Accumulated depreciation and
        amortization                                  25,375        22,580
                                                    --------      --------

                                                      62,842        66,736
                                                    --------      --------

Patents and Other Assets                               3,609         2,845
                                                    --------      --------

Cost in Excess of Net Assets of Acquired
  Companies                                          251,102       255,435
                                                    --------      --------

                                                    $608,719      $595,626
                                                    ========      ========

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                     July 4,    January 3,
(In thousands except share amounts)                     1998          1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations                           $  7,653      $  7,147
  Accounts payable                                    22,764        24,151
  Accrued payroll and employee benefits               12,538        19,541
  Accrued installation and warranty expenses           9,055         9,991
  Accrued income taxes                                23,316        21,331
  Deferred revenue                                    11,434         9,939
  Customer deposits                                    4,734         5,193
  Other accrued expenses                              14,105        16,907
  Due to parent company and affiliated companies       2,479             -
                                                    --------      --------

                                                     108,078       114,200
                                                    --------      --------

Deferred Income Taxes                                  7,503         7,503
                                                    --------      --------

Accrued Pension and Other Deferred Items              15,444        15,064
                                                    --------      --------

Long-term Obligations:
  5% Subordinated convertible debentures              76,641        80,591
  Other                                                6,891         7,489
                                                    --------      --------

                                                      83,532        88,080
                                                    --------      --------

Shareholders' Investment:
  Common stock, $.01 par value, 100,000,000
    shares authorized; 51,453,220 and
    51,185,127 shares issued                             515           512
  Capital in excess of par value                     307,158       302,881
  Retained earnings                                   98,120        78,229
  Treasury stock at cost, 542 and 340 shares              (9)           (6)
  Accumulated other comprehensive items (Note 3)     (11,622)      (10,837)
                                                    --------      --------

                                                     394,162       370,779
                                                    --------      --------

                                                    $608,719      $595,626
                                                    ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                     ---------------------
                                                     July 4,      June 28,
(In thousands except per share amounts)                 1998          1997
--------------------------------------------------------------------------

Revenues                                            $ 98,123      $116,542
                                                    --------      --------

Costs and Operating Expenses:
  Cost of revenues                                    50,044        60,937
  Selling, general, and administrative expenses       25,016        29,096
  Research and development expenses                    8,129         7,741
  Gain on sale of property                              (292)            -
                                                    --------      --------

                                                      82,897        97,774
                                                    --------      --------

Operating Income                                      15,226        18,768

Interest Income (includes $353 from related
  parties in 1997)                                     1,539         3,351
Interest Expense (includes $1,394 to related
  parties in 1997)                                    (1,970)       (3,068)
                                                    --------      --------

Income Before Provision for Income Taxes              14,795        19,051
Provision for Income Taxes                             6,214         8,418
                                                    --------      --------

Net Income                                          $  8,581      $ 10,633
                                                    ========      ========

Earnings per Share (Note 2):
  Basic                                             $    .17      $    .21
                                                    ========      ========
  Diluted                                           $    .16      $    .20
                                                    ========      ========

Weighted Average Shares (Note 2):
  Basic                                               51,287        50,220
                                                    ========      ========
  Diluted                                             56,381        56,149
                                                    ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Six Months Ended
                                                     ---------------------
                                                      July 4,     June 28,
(In thousands except per share amounts)                  1998         1997
--------------------------------------------------------------------------

Revenues                                             $206,241     $205,895
                                                     --------     --------

Costs and Operating Expenses:
  Cost of revenues                                    105,417      107,900
  Selling, general, and administrative expenses        51,047       50,256
  Research and development expenses                    15,994       13,963
  Gain on sale of property                             (1,048)           -
                                                     --------     --------

                                                      171,410      172,119
                                                     --------     --------

Operating Income                                       34,831       33,776

Interest Income (includes $186 and $420 from
  related parties)                                      2,877        5,955
Interest Expense (includes $1,642 to related
  parties in 1997)                                     (3,414)      (5,163)
                                                     --------     --------

Income Before Provision for Income Taxes               34,294       34,568
Provision for Income Taxes                             14,403       15,052
                                                     --------     --------

Net Income                                           $ 19,891     $ 19,516
                                                     ========     ========

Earnings per Share (Note 2):
  Basic                                              $    .39     $    .40
                                                     ========     ========
  Diluted                                            $    .37     $    .38
                                                     ========     ========

Weighted Average Shares (Note 2):
  Basic                                                51,238       49,403
                                                     ========     ========
  Diluted                                              56,356       55,376
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Six Months Ended
                                                    -----------------------
                                                      July 4,      June 28,
(In thousands)                                           1998          1997
---------------------------------------------------------------------------

Operating Activities:
  Net income                                        $  19,891     $  19,516
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     7,351         6,369
      Gain on sale of property                         (1,048)            -
      Provision for losses on accounts receivable         (78)          445
      Other noncash expenses                              474           616
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                           9,324       (15,348)
          Inventories                                  (4,213)       (1,758)
          Other current assets                         (1,555)          (94)
          Accounts payable                             (3,818)        3,646
          Other current liabilities                    (8,135)       (2,409)
      Other                                               744           473
                                                    ---------     ---------

Net cash provided by operating activities              18,937        11,456
                                                    ---------     ---------

Investing Activities:
  Acquisition of product line                          (1,300)            -
  Refund from parent company for acquisitions           5,953             -
  Cash balance of acquired businesses                       -         6,107
  Proceeds from sale and maturities of
    available-for-sale investments                          -         5,600
  Purchases of property, plant, and equipment          (2,215)       (1,586)
  Proceeds from sale of property, plant,
    and equipment                                       3,028         1,897
  Other                                                     -            80
                                                    ---------     ---------

Net cash provided by investing activities               5,466        12,098
                                                    ---------     ---------

Financing Activities:
  Net proceeds from issuance of Company
    common stock                                          368        24,873
  Increase (decrease) in short-term obligations           808          (591)
  Repayment of long-term obligations                     (828)       (1,017)
                                                    ---------     ---------

Net cash provided by financing activities           $     348     $  23,265
                                                    ---------     ---------

                             THERMOQUEST CORPORATION

                                   (Unaudited)

                                                       Six Months Ended
                                                    -----------------------
                                                      July 4,      June 28,
(In thousands)                                           1998          1997
---------------------------------------------------------------------------

Exchange Rate Effect on Cash                        $      53     $    (793)
                                                    ---------     ---------

Increase in Cash and Cash Equivalents                  24,804        46,026
Cash and Cash Equivalents at Beginning
  of Period                                            91,898       174,978
                                                    ---------     ---------

Cash and Cash Equivalents at End of Period          $ 116,702     $ 221,004
                                                    =========     =========

Noncash Activities:
  Fair value of assets of acquired companies        $   1,300     $ 187,885
  Cash paid for acquired companies                     (1,300)            -
  Due to parent company for acquisitions                    -      (160,111)
  Stock issuable to parent company for
    acquired companies                                      -           (16)
                                                    ---------     ---------

      Liabilities assumed of acquired companies     $       -     $  27,758
                                                    =========     =========

  Conversions of convertible debentures             $   3,950     $       -
                                                    =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOQUEST CORPORATION


                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended         Six Months Ended
                              -------------------       ------------------
(In thousands except          July 4,    June 28,       July 4,   June 28,
per share amounts)               1998        1997          1998       1997
--------------------------------------------------------------------------
Basic
Net income                    $ 8,581     $10,633       $19,891    $19,516
                              -------     -------       -------    -------

Weighted average shares        51,287      50,220        51,238     49,403
                              -------     -------       -------    -------

Basic earnings per share      $   .17     $   .21       $   .39    $   .40
                              =======     =======       =======    =======
Diluted
Net income                    $ 8,581     $10,633       $19,891    $19,516
Effect of convertible
  obligations                     585         710         1,180      1,420
                              -------     -------       -------    -------

Income available to common
  shareholders, as adjusted   $ 9,166     $11,343       $21,071    $20,936
                              -------     -------       -------    -------

Weighted average shares        51,287      50,220        51,238     49,403
Effect of:
  Convertible obligations       4,809       5,833         4,847      5,833
  Stock options                   285          96           271        140
                              -------     -------       -------    -------

Weighted average shares,
  as adjusted                  56,381      56,149        56,356     55,376
                              -------     -------       -------    -------

Diluted earnings per share    $   .16     $   .20       $   .37    $   .38
                              =======     =======       =======    =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 783,100 of such options outstanding, with exercise prices ranging from $17.01 to $17.20 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $9.5 million and $9.9 million, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $19.1 million and $12.5 million, respectively.

4.  Recently Released Accounting Pronouncement

    During the fourth quarter of 1998, the Company will be required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has not completed the analysis to assess the effect of the new pronouncement on its financial statements, although the Company expects that the effect, if any, would represent additional disclosure requirements to those that exist currently.


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

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues decreased to $98.1 million in the second quarter of 1998 from $116.5 million in the second quarter of 1997. Revenues from the Analytical Products Group decreased by $15.6 million in 1998 from 1997. Of the $15.6 million decrease, $9.0 million was attributable to a decline in revenues from Europe and North America, primarily due to orders being received late in the quarter, while a decrease of $4.0 million in revenues from Asia was the result of unstable economic conditions there. In addition, revenues from the Analytical Products Group decreased $2.2 million as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. The Analytical Products Group backlog increased by $7.2 million to $41.8 million as of July 4, 1998, from $34.6 million as of April 4, 1998. Revenues from the Scientific Equipment Group decreased by $3.3 million, primarily due to a change in distribution channels of an affiliated company, which began selling its products directly to third parties and which no longer uses the Company's sales offices. Such sales had low margins due to the Company's sole role as a distributor.

    The gross profit margin increased to 49% in the second quarter of 1998 from 48% in the second quarter of 1997, primarily due to improved manufacturing efficiencies and a shift in product mix.

    Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 25% in the second quarter of 1998 and

1997. Selling, general, and administrative expenses decreased to $25.0 million in 1998 from $29.1 million in 1997, primarily due to the implementation of expense control measures. Research and development expenses increased to $8.1 million in 1998 from $7.7 million in 1997, an increase of 5% that is consistent with the Company's objective to develop and market new products.

    In the second quarter of 1998, the Company recorded a gain of $0.3 million relating to the sale of two buildings at a sales office facility in England.

    Interest income decreased to $1.5 million in the second quarter of 1998 from $3.4 million in the second quarter of 1997, primarily due to a reduction in cash as a result of a cash payment of $160.4 million to Thermo Instrument Systems Inc. in September 1997 for the acquisition of three business units within Life Sciences International PLC's Laboratory Products Group, as well as Life Sciences' Hypersil operation. Interest expense decreased to $2.0 million in 1998 from $3.1 million in 1997, primarily due to the repayment to Thermo Instrument in September 1997 of debt assumed in connection with the acquisition of the Laboratory Products businesses and the conversion of a portion of the Company's 5% subordinated convertible debentures into common stock of the Company.

    The effective tax rate decreased to 42% in the second quarter of 1998 from 44% in the second quarter of 1997, primarily due to lower income from the Company's Japanese subsidiary, which is taxed at a higher rate. The effective tax rates exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues were $206.2 million in the first six months of 1998, compared with $205.9 million in the first six months of 1997. Revenues from the Analytical Products Group decreased by $20.2 million in 1998, primarily due to a decline in revenues of $12.0 million from Asia due to the unstable economic conditions there and a decrease in revenues of $6.2 million due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Revenues from the Scientific Equipment Group increased by $18.9 million, primarily due to the acquisition of the Laboratory Products businesses from Thermo Instrument, effective March 12, 1997. This increase was offset in part by a change in distribution channels of an affiliated company as discussed in the results of operations for the second quarter.

    The gross profit margin increased to 49% in the first six months of 1998 from 48% in first six months 1997, primarily due to improved manufacturing efficiencies and a shift in product mix and, to a lesser extent, the inclusion in the 1997 period of an adjustment to expense of $1.0 million relating to the sale of inventories revalued on the date the Laboratory Products businesses were acquired.

    Selling, general, and administrative expenses as a percentage of revenues increased to 25% in the first six months of 1998 from 24% in the first six months of 1997. An increase in selling, general, and administrative expenses, primarily due to the inclusion of the Laboratory Products businesses and Hypersil for a full period in 1998, was offset in part by the implementation of expense control measures. Research and development expenses increased to $16.0 million in 1998 from $14.0 million in 1997, primarily due to the inclusion of the Laboratory Products businesses and Hypersil for a full period in 1998.

    In the first six months of 1998, the Company recorded gains of $1.0 million relating to the sale of a parcel of land at a manufacturing facility in California and two buildings at a sales office facility in England.

    Interest income decreased to $2.9 million in the first six months of 1998 from $6.0 million in the first six months of 1997. Interest expense decreased to $3.4 million in 1998 from $5.2 million in 1997. These decreases were due to the reasons discussed in the results of operations for the second quarter.

    The effective tax rate decreased to 42% in the first six months of 1998 from 44% in the first six months of 1997, primarily due to lower income from the Company's Japanese subsidiary, which is taxed at a higher rate. The effective tax rates exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

    Consolidated working capital was $183.1 million at July 4, 1998, compared with $156.4 million at January 3, 1998. Included in working capital are cash and cash equivalents of $116.7 million at July 4, 1998, compared with $91.9 million at January 3, 1998. Cash provided by operating activities was $18.9 million in the first six months of 1998. A decrease in accounts receivable provided $9.3 million of cash, primarily due to lower revenues in the second quarter of 1998. Cash of $4.2 million was used to fund an increase in inventories, primarily due to replenishing year-end levels at the Company's European sales offices and a build-up in inventory in preparation for a new product release. Cash of $8.1 million was used to reduce other current liabilities, primarily due to a reduction in accrued payroll and related benefits.

    At July 4, 1998, $22.8 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

    The Company's investing activities provided $5.5 million of cash in the first six months of 1998. The Company received an aggregate refund of $6.0 million from Thermo Instrument in connection with the acquisition of businesses from Thermo Instrument in 1997 and 1996. The Company expended $1.3 million for the acquisition of a product line and $2.2 million for purchases of property, plant, and equipment. The Company received $3.0 million in proceeds from the sale of property, plant, and equipment, primarily from the sale of a parcel of land at a manufacturing facility in California and two buildings at a sales office facility in England. During the reminder of 1998, the Company plans to expend approximately $6.0 million for property, plant, and equipment.

    The Company's financing activities provided $0.3 million of cash in the first six months of 1998, primarily from the net proceeds on the issuance of the Company's common stock. Cash of $0.8 million provided by an increase in short-term borrowings was offset by $0.8 million of cash used for the repayment of long-term obligations.

    Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument or Thermo Electron Corporation, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    As previously disclosed, the Company's Finnigan Corporation subsidiary filed complaints against Bruker-Franzen Analytik GmbH, its U.S. affiliate, and The Hewlett-Packard Company for alleged violation of two U.S. patents owned by Finnigan. The United States International Trade Commission (ITC) has determined that the defendants did not engage in unfair practices in U.S. import trade with respect to the Finnigan patents, and that the Finnigan patents are invalid and/or not infringed. Finnigan has appealed the ITC's determination with respect to one of its patents to the United States Court of Appeals for the Federal Circuit (CAFC). The CAFC is expected to hear arguments in the appeal during the first or second quarter of 1999.

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were: Dr. Richard W.K. Chapman, Dr. George N. Hatsopoulos, Frank Jungers, Earl R. Lewis, Anthony
J. Pellegrino, Dr. Michael E. Porter, and Arvin H. Smith. Each director received 50,051,213 shares voted in favor of his election and 2,708 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 9, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 9, 1999 and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1998.

                                       THERMOQUEST CORPORATION



                                       Paul F. Kelleher
                                       ---------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ---------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number          Description of Exhibit
------------------------------------------------------------------------------
27.1            Financial Data Schedule for the Quarter Ended July 4, 1998.

27.2 Financial Data Schedule for the Quarter Ended March 29, 1997 (restated for the acquisition of the Laboratory Products businesses and Hypersil, effective March 12, 1997).

27.3 Financial Data Schedule for the Quarter Ended March 30, 1996 (restated for the acquisition of CE Instruments and MassLab Instruments, effective March 29, 1996).

27.4 Financial Data Schedule for the Quarter Ended June 29, 1996 (restated for the acquisition of CE Instruments and MassLab Instruments, effective March 29, 1996).