Form 10-Q
period 1998-10-03
THERMOQUEST CORP \DE\
filed 1998-11-06
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                 -----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at October 30, 1998
     ----------------------------    -------------------------------
     Common Stock, $.01 par value              51,111,862

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 October 3,    January 3,
(In thousands)                                         1998          1998
-------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $103,132
    and $60,376 under repurchase agreement
    with affiliated company)                       $131,451      $ 91,898
  Accounts receivable, less allowances of
    $3,283 and $4,361                                96,064        96,541
  Inventories:
    Raw materials and supplies                       22,204        17,174
    Work in process and finished goods               50,804        49,215
  Prepaid expenses                                    3,012         2,490
  Prepaid income taxes                               12,638        12,542
  Due from parent company and affiliated
    companies                                             -           750
                                                   --------      --------

                                                    316,173       270,610
                                                   --------      --------

Property, Plant, and Equipment, at Cost              88,443        89,316
  Less: Accumulated depreciation and
        amortization                                 26,014        22,580
                                                   --------      --------

                                                     62,429        66,736
                                                   --------      --------

Patents and Other Assets                              3,220         2,845
                                                   --------      --------

Cost in Excess of Net Assets of Acquired
  Companies                                         252,699       255,435
                                                   --------      --------

                                                   $634,521      $595,626
                                                   ========      ========

                             THERMOQUEST CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                  October 3,   January 3,
(In thousands except share amounts)                     1998         1998
-------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations                           $  9,899     $  7,147
  Accounts payable                                    23,272       24,151
  Accrued payroll and employee benefits               13,796       19,541
  Accrued installation and warranty expenses           9,479        9,991
  Accrued income taxes                                25,795       21,331
  Deferred revenue                                    11,658        9,939
  Customer deposits                                    5,706        5,193
  Other accrued expenses (Note 4)                     19,184       16,907
  Due to parent company and affiliated companies       2,315            -
                                                    --------     --------

                                                     121,104      114,200
                                                    --------     --------

Deferred Income Taxes                                  7,503        7,503
                                                    --------     --------

Accrued Pension and Other Deferred Items              16,383       15,064
                                                    --------     --------

Long-term Obligations:
  5% Subordinated convertible debentures              75,591       80,591
  Other                                                6,594        7,489
                                                    --------     --------

                                                      82,185       88,080
                                                    --------     --------

Shareholders' Investment:
  Common stock, $.01 par value, 100,000,000
    shares authorized; 51,520,004 and
    51,185,127 shares issued                             515          512
  Capital in excess of par value                     308,237      302,881
  Retained earnings                                  104,614       78,229
  Treasury stock at cost, 67,542 and 340 shares         (658)          (6)
  Accumulated other comprehensive items (Note 3)      (5,362)     (10,837)
                                                    --------     --------

                                                     407,346      370,779
                                                    --------     --------

                                                    $634,521     $595,626
                                                    ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOQUEST CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $105,003       $109,303
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                   55,800         56,716
  Selling, general, and administrative expenses      25,613         27,197
  Research and development expenses                   7,864          7,209
  Restructuring costs (Note 4)                        4,600              -
  Gain on sale of property                             (254)             -
                                                   --------       --------

                                                     93,623         91,122
                                                   --------       --------

Operating Income                                     11,380         18,181

Interest Income                                       1,606          2,592
Interest Expense (includes $1,484 to related
  parties in 1997)                                   (1,788)        (3,242)
                                                   --------       --------

Income Before Provision for Income Taxes             11,198         17,531
Provision for Income Taxes                            4,704          7,620
                                                   --------       --------

Net Income                                         $  6,494       $  9,911
                                                   ========       ========

Earnings per Share (Note 2):
  Basic                                            $    .13       $    .20
                                                   ========       ========

  Diluted                                          $    .13       $    .19
                                                   ========       ========

Weighted Average Shares (Note 2):
  Basic                                              51,505         50,580
                                                   ========       ========

  Diluted                                            56,115         56,369
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOQUEST CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $311,244       $315,198
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                  161,217        164,616
  Selling, general, and administrative expenses      76,665         77,453
  Research and development expenses                  23,858         21,172
  Restructuring costs (Note 4)                        4,600              -
  Gain on sale of property                           (1,307)             -
                                                   --------       --------

                                                    265,033        263,241
                                                   --------       --------

Operating Income                                     46,211         51,957

Interest Income (includes $186 and $420 from
  related parties)                                    4,483          8,547
Interest Expense (includes $3,126 to related
  parties in 1997)                                   (5,202)        (8,405)
                                                   --------       --------

Income Before Provision for Income Taxes             45,492         52,099
Provision for Income Taxes                           19,107         22,672
                                                   --------       --------

Net Income                                         $ 26,385       $ 29,427
                                                   ========       ========

Earnings per Share (Note 2):
  Basic                                            $    .51       $    .59
                                                   ========       ========

  Diluted                                          $    .50       $    .57
                                                   ========       ========

Weighted Average Shares (Note 2):
  Basic                                              51,327         49,795
                                                   ========       ========

  Diluted                                            56,276         55,707
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  26,385     $  29,427
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   11,102        10,416
      Gain on sale of property                        (1,307)            -
      Provision for losses on accounts
        receivable                                       (62)          716
      Other noncash expenses                           1,469           862
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                          2,122       (19,827)
          Inventories                                 (3,461)       (2,714)
          Other current assets                          (531)          (52)
          Accounts payable                              (978)       (1,908)
          Due to parent company and affiliated
            companies                                 (3,088)        8,982
          Other current liabilities                      196          (526)
          Other                                        1,178           760
                                                   ---------     ---------

Net cash provided by operating activities             33,025        26,136
                                                   ---------     ---------

Investing Activities:
  Acquisitions, net of cash acquired                  (1,300)     (154,304)
  Refund from parent company for acquisitions          5,953             -
  Proceeds from sale and maturities of
    available-for-sale investments                         -         5,600
  Purchases of property, plant, and equipment         (3,570)       (4,028)
  Proceeds from sale of property, plant, and
    equipment                                          3,325         2,516
  Other                                                    -           164
                                                   ---------     ---------

Net cash provided by (used in) investing
  activities                                           4,408      (150,052)
                                                   ---------     ---------

Financing Activities:
  Net proceeds from issuance of Company common
    stock                                                411        24,981
  Increase (decrease) in short-term obligations        2,773        (2,049)
  Repayment of long-term obligations                  (1,677)       (1,465)
  Other                                                  115             -
                                                   ---------     ---------

Net cash provided by financing activities          $   1,622     $  21,467
                                                   ---------     ---------

                             THERMOQUEST CORPORATION
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Exchange Rate Effect on Cash                      $     498      $  (2,471)
                                                  ---------      ---------

Increase (Decrease) in Cash and Cash
  Equivalents                                        39,553       (104,920)
Cash and Cash Equivalents at Beginning of
  Period                                             91,898        174,978
                                                  ---------      ---------

Cash and Cash Equivalents at End of Period        $ 131,451      $  70,058
                                                  =========      =========

Noncash Activities:
  Fair value of assets of acquired companies      $   1,300      $ 185,634
  Cash paid for acquired companies                   (1,300)      (160,411)
  Stock issuable to parent company for
    acquired companies                                    -            (16)
                                                  ---------      ---------

      Liabilities assumed of acquired companies   $       -      $  25,207
                                                  =========      =========

  Conversions of convertible debentures           $   5,000      $  12,000
                                                  =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOQUEST CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              ------------------       ------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic
Net Income                    $ 6,494     $ 9,911      $26,385     $29,427
                              -------     -------      -------     -------

Weighted Average Shares        51,505      50,580       51,327      49,795
                              -------     -------      -------     -------

Basic Earnings per Share      $   .13     $   .20      $   .51     $   .59
                              =======     =======      =======     =======

Diluted
Net Income                    $ 6,494     $ 9,911      $26,385     $29,427
Effect of Convertible
  Obligations                     559         667        1,738       2,086
                              -------     -------      -------     -------

Income Available to Common
  Shareholders, as Adjusted   $ 7,053     $10,578      $28,123     $31,513
                              -------     -------      -------     -------

Weighted Average Shares        51,505      50,580       51,327      49,795
Effect of:
  Convertible obligations       4,591       5,479        4,762       5,715
  Stock options                    19         310          187         197
                              -------     -------      -------     -------

Weighted Average Shares,
  as Adjusted                  56,115      56,369       56,276      55,707
                              -------     -------      -------     -------

Diluted Earnings per Share    $   .13     $   .19      $   .50     $   .57
                              =======     =======      =======     =======

    The computation of diluted earnings per share for certain periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 2,961,050 of such options outstanding, with exercise prices ranging from $13.00 to $17.20 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $12.8 million and $7.4 million, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $31.9 million and $19.8 million, respectively.

4.  Restructuring Costs

    During the third quarter of 1998, the Company recorded restructuring costs of $4.6 million. The restructuring costs consist of $3.9 million related to severance costs for approximately 85 employees across all functions and an asset write-down of $0.7 million related to the closure and anticipated sale of a facility. The Company plans to complete its restructuring plan by June 30, 1999. As of October 3, 1998, the Company had terminated 18 employees and had expended $0.2 million of the reserve established for severance. The remaining reserve for severance of $3.7 million is included in other accrued expenses in the accompanying balance sheet as of October 3, 1998.

5.  Recently Released Accounting Pronouncements

    During the fourth quarter of 1998, the Company will be required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

    Effective in 2000, the Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

    The Company has not completed the analyses to assess the effects of the new pronouncements on its financial statements, although the Company expects that the effect, if any, from the adoption of SFAS No. 131 would represent additional disclosure requirements to those that exist currently.

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

Overview

    The Company's Analytical Products Group develops, manufactures, sells, and services instruments, including mass spectrometers, liquid chromatographs, and gas chromatographs. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultratrace levels of detection. The Company's Scientific Equipment Group develops, manufactures, sells, and services systems for the preparation and preservation of chemical and biological samples. In addition, the Company develops, manufactures, and sells consumables for the chromatography industry. The Company's products are used primarily by pharmaceutical companies for drug development, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications.

    The Company sells its products worldwide. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues decreased to $105.0 million in the third quarter of 1998 from $109.3 million in the third quarter of 1997. Revenues from the Analytical Products Group decreased by $1.8 million in 1998, primarily due to heightened competition in two of the Company's product lines and, to a lesser extent, the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, which decreased revenues by $0.6 million. Revenues from the Scientific Equipment Group decreased by $2.8 million, primarily due to a change in distribution channels of an affiliated company, which began selling its products directly to third parties and which no longer uses the Company's sales offices. Such sales had low margins due to the Company's sole role as a distributor.

    The gross profit margin decreased to 47% in the third quarter of 1998 from 48% in the third quarter of 1997, primarily due to heightened competition in two of the Company's product lines, offset in part by increased margins due to improved manufacturing efficiencies.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the third quarter of 1998 from 25% in the third quarter of 1997. Selling, general, and administrative expenses decreased to $25.6 million in 1998 from $27.2 million in 1997, primarily due to a change in distribution channels of an affiliated company as discussed above. Research and development expenses increased to $7.9 million in 1998 from $7.2 million in 1997, primarily due to higher spending within the Analytical Products Group. The increase is consistent with the Company's objective to develop and market internally developed new products.

    In the third quarter of 1998, the Company recorded restructuring costs of $4.6 million related to severance costs for approximately 85 employees and the closure of a facility (Note 4).

    In the third quarter of 1998, the Company recorded a gain of $0.3 million primarily relating to the sale of a parcel of land at a manufacturing facility in California.

    Interest income decreased to $1.6 million in the third quarter of 1998 from $2.6 million in the third quarter of 1997, primarily due to a reduction in cash as a result of a payment of $160.4 million to Thermo Instrument Systems Inc. in September 1997 for the acquisition of three business units within Life Sciences International PLC's Laboratory Products Group, as well as Life Sciences' Hypersil operation. Interest expense decreased to $1.8 million in 1998 from $3.2 million in 1997, primarily due to the repayment to Thermo Instrument in September 1997 of debt assumed in connection with the acquisition of the Laboratory Products businesses and, to a lesser extent, the conversion of a portion of the Company's 5% subordinated convertible debentures into common stock of the Company.

    The effective tax rate was 42% in the third quarter of 1998, compared with 43% in the third quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies.

    Basic earnings per share was $.13 in the third quarter of 1998, compared with $.20 in the third quarter of 1997. The decline was primarily due to restructuring costs of $4.6 million recorded in the third quarter of 1998 (Note
4). Excluding the restructuring costs, basic earnings per share was $.18 in 1998.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues decreased to $311.2 million in the first nine months of 1998 from $315.2 million in the first nine months of 1997. Revenues from the Analytical Products Group decreased by $22.1 million in 1998, primarily due to a decline in revenues of $12.0 million from customers in Asia due to the unstable economic conditions there and a decrease in revenues of $6.8 million due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Revenues from the Scientific Equipment Group increased by $16.2 million, primarily due to the acquisition of the Laboratory Products businesses from Thermo Instrument, effective March 12, 1997. The acquisition of the Laboratory Products businesses added revenues of $23.4 million in 1998. This increase was offset in part by a change in distribution channels of an affiliated company as discussed in the results of operations for the third quarter.

    The gross profit margin remained unchanged at 48% in the first nine months of 1998 and 1997. A decrease in the gross profit margin resulting from heightened competition in two of the Company's product lines was offset by increased margins due to improved manufacturing efficiencies and, to a lesser extent, the inclusion in the 1997 period of an adjustment to expense of $1.0 million relating to the sale of inventories revalued on the date the Laboratory Products businesses were acquired.

    Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 25% in the first nine months of 1998 and 1997. Selling, general, and administrative expenses decreased to $76.7 million in 1998 from $77.5 million in 1997. A decrease in selling, general, and administrative expenses, primarily due to the implementation of expense control measures, was offset in part by the inclusion of expenses from the Laboratory Products businesses and Hypersil for a full period in 1998. Research and development expenses increased to $23.9 million in 1998 from $21.2 million in 1997, primarily due to higher spending within the Analytical Products Group and the inclusion of expenses from Laboratory Products businesses and Hypersil for a full period in 1998.

    In the third quarter of 1998, the Company recorded restructuring costs of $4.6 million related to severance costs for approximately 85 employees and the closure of a facility (Note 4).

    In the first nine months of 1998, the Company recorded gains of $1.3 million primarily relating to the sale of a parcel of land at a manufacturing facility in California and two buildings at a sales office facility in England.

    Interest income decreased to $4.5 million in the first nine months of 1998 from $8.5 million in the first nine months of 1997. Interest expense decreased to $5.2 million in 1998 from $8.4 million in 1997. These decreases were due to the reasons discussed in the results of operations for the third quarter.

    The effective tax rate decreased to 42% in the first nine months of 1998 from 44% in the first nine months of 1997, primarily due to lower income from the Company's Japanese subsidiary, which is taxed at a higher rate. The effective tax rates exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies.

    Basic earnings per share was $.51 in the first nine months of 1998, compared with $.59 in the first nine months of 1998. The decline was primarily due to restructuring costs of $4.6 million recorded in the third quarter of 1998. Excluding the restructuring costs, basic earnings per share was $.57 in 1998.

Liquidity and Capital Resources

    Consolidated working capital was $195.1 million at October 3, 1998, compared with $156.4 million at January 3, 1998. Included in working capital are cash and cash equivalents of $131.5 million at October 3, 1998, compared with $91.9 million at January 3, 1998. Cash provided by operating activities was $33.0 million in the first nine months of 1998. Cash of $3.5 million was used to fund an increase in inventories, primarily due to replenishing year-end levels at the Company's European sales offices and a build-up in inventory in preparation for a new product release. Cash of $3.1 million was used to reduce amounts due to parent company and affiliated companies, primarily due to the timing of trade payments to affiliated companies.

    At October 3, 1998, $23.5 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

    The Company's investing activities provided $4.4 million of cash in the first nine months of 1998. The Company received an aggregate refund of $6.0 million from Thermo Instrument in connection with the acquisition of businesses from Thermo Instrument in 1997 and 1996. The Company expended $1.3 million for the acquisition of a product line and $3.6 million for purchases of property, plant, and equipment. The Company received $3.3 million in proceeds from the sale of property, plant, and equipment, primarily from the sale of a parcel of land at a manufacturing facility in California and two buildings at a sales office facility in England. During the remainder of 1998, the Company plans to make capital expenditures of approximately $3.0 million.

    The Company's financing activities provided $1.6 million of cash in the first nine months of 1998. Cash of $2.8 million provided by an increase in short-term borrowings was offset in part by $1.7 million of cash used for the repayment of long-term obligations. In September 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $20.0 million of its own securities, through September 25, 1999, in the open market, or in negotiated transactions. Through October 3, 1998, the Company had committed $0.6 million under this authorization which was payable as of October 3, 1998, in settlement of trades executed prior to that date. Any such purchases are funded from working capital.

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

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On July 22, 1998, the Company filed a Current Report on Form 8-K dated July 21, 1998, with respect to its expected operating income for the second quarter of 1998.

    On September 30, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring costs recorded during the third quarter of 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 1998.

                                       THERMOQUEST CORPORATION



                                       Paul F. Kelleher
                                       ----------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ----------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
------------------------------------------------------------------------------

  27       Financial Data Schedule.