Form 10-K
period 1999-01-02
THERMOQUEST CORP \DE\
filed 1999-03-16
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                       Commission file number 1-14262

                          THERMOQUEST CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                         77-0407461
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

2215 Grand Avenue Parkway
Austin, Texas                                                    78728-3812
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered
 Common Stock, $.01 par value                American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $59,136,000.

As of January 29, 1999, the Registrant had 50,970,580 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1. Business

(a) General Development of Business

    The businesses of ThermoQuest Corporation (the Company or the Registrant) are reported in two segments: Analytical Instruments and Scientific Equipment. The Analytical Instruments segment develops, manufactures, sells, and services mass spectrometers, liquid chromatographs, and gas chromatographs used in the quantitative and qualitative analysis of chemical compounds at ultratrace levels of detection. The Analytical Instruments segment also supplies consumables for the chromatography industry. The Company's Scientific Equipment segment develops, manufactures, sells, and services scientific equipment for the preparation and preservation of chemical samples. The Company's products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by biotechnology researchers to study proteins and other biological samples to gain knowledge about diseases and possible treatments; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications. The Company was incorporated in June 1995 as a wholly owned subsidiary of Thermo Instrument Systems Inc. Thermo Instrument is a publicly traded, majority-owned subsidiary of Thermo Electron Corporation. Where the context requires, references herein to the Company refer to ThermoQuest Corporation and its subsidiaries and to its predecessor businesses as conducted by Thermo Instrument, the Company's parent, including acquired businesses from their dates of acquisition.

    The Company is a leading manufacturer of mass spectrometers, liquid chromatographs, and gas chromatographs. Many of the major developments in modern mass spectrometry were pioneered by the Company. The ion-trap mass spectrometer, which utilizes the latest mass spectrometer technology, was first commercialized by the Company. In 1995, the Company introduced two instruments that integrate a highly sensitive yet affordable ion-trap mass spectrometer with a liquid chromatograph or a gas chromatograph to form the industry's most powerful benchtop liquid chromatograph/mass spectrometer (LC/MS) and gas chromatograph/mass spectrometer (GC/MS) instruments.

    An element of the Company's strategy is to combine its internal growth with the acquisition of complementary products and technologies. Effective March 12, 1997, the Company acquired three business units within the Laboratory Products Group of Thermo Instrument's Life Sciences International PLC subsidiary, as well as Life Sciences' Hypersil operation, for approximately $156.9 million. The Laboratory Products businesses develop, manufacture, sell, and service scientific equipment for the preparation and preservation of chemical samples. Hypersil develops, manufactures, and sells liquid chromatography media and columns used in high-performance liquid chromatography.

    In March and April 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of $47.8 million. In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of $24.8 million.  As of
January 2, 1999, Thermo Instrument owned 45,521,405 shares of the
Company's common stock, representing 89% of such stock outstanding.
During 1998*, Thermo Instrument purchased 525,200 shares of the Company's common stock on the open market for $3,824,000. Thermo Instrument develops, manufactures, markets, and services instruments and software used for the identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials and photonics and vacuum components for original equipment manufacturers
(OEMs).  Thermo Instrument is an 85%-owned subsidiary of Thermo Electron.
As of January 2, 1999, Thermo Electron owned 159,880 shares of the Company's common stock,
--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

representing 0.31% of such stock outstanding. During 1998, Thermo Electron purchased 101,600 shares of the Company's common stock on the open market for $981,000. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services, including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

     The Company develops, manufactures, sells, and services mass spectrometers, liquid chromatographs, and gas chromatographs used in the quantitative and qualitative analysis of chemical compounds at ultratrace levels of detection, as well as supplies for the chromatography industry. The Company also develops, manufactures, sells, and services scientific equipment for the preparation and preservation of chemical samples.

    (i) Principal Products and Services

MARKETS

    The markets for the Company's products are highly specialized as a result of the differing needs of the industries in which they are used. The Company actively seeks to cross-sell its products among the various industries it serves, particularly by adding its liquid chromatograph or gas chromatograph input devices to its mass spectrometer products, and by introducing customers to the sample preparation and preservation equipment and chromatography consumables produced by the businesses acquired by the Company in 1997. The major markets in which the Company sells its products are:

    Pharmaceutical. In the pharmaceutical industry, the Company's products are used in the identification of newly synthesized or discovered drug candidates, to measure drugs and metabolites in clinical studies, and for quality assurance of drugs in production.

    Biotechnology. Researchers are using the Company's products to study genomes, proteins, and peptides in animals, plants, and humans to determine the factors influencing disease, as well as good health, and to develop possible treatments or even cures.

      Environmental. A second major market for the Company's products is environmental analysis. This market is driven to a great degree by federal, state, local, and foreign environmental regulations, which provide specific methods with respect to the testing of air, water, and soil for contaminants.

    Industrial/Chemical. Industrial and chemical customers typically utilize the Company's products for quality control and to test for contaminants in substances used in a particular manufacturing application.

    Food and Beverage. Customers in the food and beverage industry primarily use the Company's products for quality control. In addition to assuring the correct balance of ingredients, customers in these industries must respond both to environmental and health regulations and to societal concerns regarding product contamination.

    Forensic Sciences. The Company's products are used in a variety of forensic applications, including testing for illicit drug use by employees or athletes, testing body fluids to determine causes of death, testing to determine the identity of substances suspected to be illegal, and testing for the presence of substances of evidentiary significance for use in criminal investigations.

TECHNOLOGY

Analytical Instruments

    Mass Spectrometers. A mass spectrometer is an instrument in which the chemical compound to be analyzed is broken down into electrically charged fragments (ions), and then sorted according to their mass-to-charge ratios. All mass spectrometers consist of a device to introduce samples, an ionization source, a mass analyzer that separates ions according to mass ratios, a detector that converts the ions into an electrical signal, a signal processor that amplifies the electrical signal, and a computer that organizes and displays information in a convenient and useful manner. The resulting data creates a "fingerprint" that is then compared to a database for identification. Mass spectrometers are the most powerful tools for the identification and quantification of chemical substances. A gas or liquid chromatograph is used to separate complex mixtures of chemicals into discrete components, which can then be analyzed based on the chromatograph results alone or can be introduced into a mass spectrometer to give additional information and to specifically identify unknown components.

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

    In January 1996, the Company acquired Extrel FTMS, Inc., a leading manufacturer of Fourier transform mass spectrometry (FT/MS) instruments. Extrel introduced the first commercial FT/MS product in 1981 and today offers a unique multisource mass spectrometer with a range of ionization techniques. This research-grade analytical instrument has the advantage of both high resolution and high mass range and is particularly useful in pharmaceutical and polymer research applications where large molecules in complex solutions need to be precisely identified.

    Effective January 1996, the Company acquired the Automass division of Analytical Technology, Inc., a manufacturer of benchtop mass spectrometers, from Thermo Instrument. Manufactured near Paris, France, these mass spectrometers incorporate a quadrupole design that provides enhanced sensitivity and can accommodate gas chromatographs as well as liquid chromatographs. These products complement the Company's existing GCQ(R) and LCQ(R) line of benchtop ion-trap mass spectrometers.

    Effective March 1996, the Company acquired MassLab Instruments, a manufacturer of mass spectrometry instruments, from Thermo Instrument. Located near Manchester, U.K., MassLab manufactures a line of mass spectrometers for both gas chromatography and liquid chromatography applications. MassLab was originally part of the Scientific Instruments Division of Fisons plc, a substantial portion of which was acquired by Thermo Instrument in March 1996.

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

    Due to their relative mechanical simplicity and small size, ion traps are well suited for coupling with chromatographs to form benchtop LC/MS and GC/MS instruments. Benchtop LC/MS(n) instruments were not commercially available until the Company introduced the first such instrument in June 1995. Through significant advancements in integration techniques and information technology, the Company has developed the benchtop GCQ (GC/MS(n)) and LCQ (LC/MS(n)) instruments, which combine ion-trap mass spectrometers with chromatographs. These instruments allow users to combine GC and LC with MS(n) in a benchtop format, and offer high performance at a competitive price for appropriate applications.

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

    Gas Chromatographs. Like HPLC, gas chromatography is an analytical technique used to separate, identify, and quantify complex mixtures of primarily organic chemicals. Although gas chromatographs are generally easier to use and have higher resolution than liquid chromatographs, only a relatively small percentage of compounds can be converted to gaseous form for analysis in a gas chromatograph. In gas chromatographs, samples are introduced typically by syringe injection and are converted into the gas phase by heating. The sample passes through an analytical column, and the various components of the sample mixture are separated into discrete bands that are suitable for analysis by detectors. Detectors can be assembled in various configurations to facilitate analysis of different chemical and physical properties in a sample mixture. The data produced by the detector is converted to electronic form and transmitted for display and manipulation on a personal computer. For complex mixtures, where compounds cannot be adequately separated and identified by gas chromatography, the gas chromatograph can be coupled with a mass spectrometer to give additional information and specifically identify unknown components.

    Effective March 1996, the Company acquired CE Instruments, a manufacturer of gas chromatography instruments, from Thermo Instrument. Located near Milan, Italy, CE Instruments has a long history of technological innovation in gas chromatography. In 1956, CE Instruments produced the first commercial gas chromatograph manufactured in Europe, and, in 1976, introduced the first commercially available high-resolution gas chromatograph. In addition to gas chromatography instruments, CE Instruments produces a line of organic elemental analysis, mercury porosimetry, and gas absorption instruments for use in research and quality-control laboratories in a number of application fields. CE Instruments was originally part of the Scientific Instruments Division of Fisons, a substantial portion of which was acquired by Thermo Instrument in March 1996.

    High-performance Liquid Chromatography Columns. These tubes are packed with materials that have the ability to separate complex mixtures into their individual ingredients.

Scientific Equipment

Sample Preparation Equipment

    Biological Safety Cabinet. This cabinet protects the researcher, the sample being examined, and the laboratory environment by providing a partially enclosed work space that uses a combination of fans to circulate air and filters to trap harmful biological substances.

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

SALES AND MARKETING

    The Company markets its products in larger international markets through its own worldwide sales force of direct salespeople, and in smaller markets through a network of dealers and distributors. In addition, the Company sells certain of its liquid and gas chromatographs as well as scientific equipment pursuant to OEM arrangements under which third parties purchase and resell the Company's products. The Company's sales force is supported throughout the world by a customer support group which provides training, instrument servicing, and parts replacements.

    (ii) and (xi) New Products; Research and Development

    The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses for the Company were $31.5 million, $28.2 million, and $21.8 million in 1998, 1997, and 1996, respectively.

    (iii) Raw Materials

     Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no material difficulties in obtaining these materials.

    (iv)  Patents, Licenses, and Trademarks

    The Company's policy is to protect its intellectual property rights, including applying for and obtaining patents when appropriate. The Company holds numerous patents expiring at various dates related to its technologies, with additional patents pending. The Company also enters into licensing agreements expiring at various dates with other companies pursuant to which it has obtained rights to specific patents and technical know-how. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

    (v)   Seasonal Influences

    There are no significant seasonal influences on the Company's sales of its products.

    (vi)  Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii) Dependency on a Single Customer

    No single customer accounted for 10% or more of the Company's total revenues in any of the past three years.

    (viii) Backlog

    The Company's backlog of firm orders was:


(In thousands)                                          1998       1997
-------------------------------------------------- ---------- ----------

Analytical Instruments                              $ 48,719   $ 45,083
Scientific Equipment                                   8,512      7,498
                                                    --------   --------

                                                    $ 57,231   $ 52,581
                                                    ========   ========

    The Company includes in its backlog only orders confirmed with a purchase order for products and related services scheduled to be shipped or rendered within one year. Certain of such firm orders are cancelable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog at January 2, 1999, will be shipped or completed during 1999. The Company does not believe that the level of, or changes in the level of, its backlog is necessarily a meaningful indicator of future results of operations.

    (ix)  Government Contracts

    Not applicable.

    (x)   Competition

    The Company competes in each of its markets primarily on technical performance, customer service and support, and price.

Analytical Instruments

    The Company's principal competitors in the mass spectrometry market include the Chemical Analysis Group of Hewlett-Packard Company, the MicroMass Group of Waters Corporation, Shimadzu Corporation, and Perkin-Elmer Corporation. The Company's principal competitors in the liquid chromatography market include Waters, Hewlett-Packard, Shimadzu, and Perkin-Elmer. In the gas chromatography market, the Company competes with numerous companies including Hewlett-Packard, Varian Associates, Inc., Perkin-Elmer, and Shimadzu. The Company's principal competitors in the chromatography consumables market include Waters, Hewlett-Packard, Merck Corporation, Phenomenex Inc., and numerous regional suppliers.

Scientific Equipment

    The Company's principal competitors in the scientific equipment market include Jouan S.A., NuAire Inc., Sanyo Electric Co. Ltd., and Labconco Corporation.

    (xii) Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii) Number of Employees

    As of January 2, 1999, the Company employed approximately 2,010 people.

(d) Financial Information About Exports by Domestic Operations and About Geographic Areas

    Financial information about exports by domestic operations and about geographic areas is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                       Age  Present Title (Fiscal Year First
                                     Became Executive Officer)
     -----------------------------------------------------------------

     Dr. Richard W.K. Chapman   54  Chief Executive Officer and President (1995)
     Theo Melas-Kyriazi         39  Chief Financial Officer (1998)
     Paul F. Kelleher           56  Chief Accounting Officer (1995)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Dr. Chapman has been Chief Executive Officer and President of the Company since its inception in June 1995. Dr. Chapman served as President of Finnigan Corporation, a subsidiary of the Company, from 1992 to 1995. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument, in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.   Properties

    The location and general character of the Company's principal properties by segment as of January 2, 1999, are:

Analytical Instruments

    The Company owns approximately 609,000 square feet of office, engineering, laboratory, and production space, principally in California, Texas, Florida, Germany, and Italy; and leases approximately 218,000 square feet of office space under leases expiring from 1999 through 2006, principally in New York, England, Germany, France, Japan, and the Netherlands. As of January 2, 1999, the Company had a $7.3 million mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $14.9 million.

Scientific Equipment

    The Company owns approximately 363,000 square feet of office, engineering, laboratory, and production space in Ohio and Massachusetts; and leases approximately 81,000 square feet of office space under leases expiring from 1999 through 2001, principally in New York and England.

    The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.

Item 3.   Legal Proceedings

    On January 23, 1997, the Company's Finnigan subsidiary filed complaints against Bruker-Franzen Analytik GmbH and its U.S. affiliate, and Hewlett-Packard, for alleged violation of two U.S. patents owned by Finnigan. The patents pertain to methods used in ion-trap mass spectrometers.

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

    The District Court action has, at the request of Hewlett-Packard and Bruker, been stayed pending completion of an investigation by the ITC. In April 1998, the ITC determined that the defendants did not engage in unfair practices in U.S. import trade with respect to the Finnigan patents, and that the Finnigan patents are invalid and/or not infringed. Finnigan has appealed the ITC's determination with respect to one of its patents to the United States Court of Appeals for the Federal Circuit (CAFC). The CAFC heard arguments in the appeal on March 4, 1999.

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

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d)  Financial Statements and Schedules

    (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

    (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

    (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

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

Date:  March 16, 1999               THERMOQUEST CORPORATION


                                    By: /s/ Richard W.K. Chapman
                                        Richard W.K. Chapman
                                        President and Chief Executive
Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 16, 1999.

Signature                           Title


By: /s/ Richard W.K. Chapman        President, Chief Executive Officer,
    Richard W.K. Chapman            and Director


By: /s/ Theo Melas-Kyriazi          Chief Financial Officer
    Theo Melas-Kyriazi


By: /s/ Paul F. Kelleher            Chief Accounting Officer
    Paul F. Kelleher


By: /s/ George N. Hatsopoulos       Director
    George N. Hatsopoulos


By: /s/ Frank Jungers               Director
    Frank Jungers


By: /s/ Earl R. Lewis               Chairman of the Board and Director
    Earl R. Lewis


By: /s/ Anthony J. Pellegrino       Director
    Anthony J. Pellegrino


By: /s/ Michael E. Porter           Director
    Michael E. Porter

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of ThermoQuest Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoQuest Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999


SCHEDULE II

                                         THERMOQUEST CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                         Balance at    Provision     Accounts    Accounts   Other (a)     Balance
                                     Beginning   Charged to    Recovered     Written                  at End
                                            of      Expense                      Off                 of Year
                                          Year
----------------------------------- ----------- ------------ ------------ ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999              $4,361      $  825       $   90      $(1,357)     $  146      $4,065

Year Ended January 3, 1998              $4,459      $  549       $   33      $  (760)     $   80      $4,361

Year Ended December 28, 1996            $2,341      $  220       $   43      $  (351)     $2,206      $4,459


Description                         Balance at  Established     Activity   Other (c)     Balance
                                     Beginning   as Cost of   Charged to                  at End
                                         of     Acquisitions     Reserve                 of Year
                                          Year
----------------------------------- ----------- ------------ ------------ ----------- -----------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999              $1,048      $  331      $  (369)     $  (679)     $  331

Year Ended January 3, 1998              $  357      $1,571      $  (789)     $   (91)     $1,048

Year Ended December 28, 1996            $  129      $1,493      $(1,303)     $    38      $  357


Description                         Balance at     Provision    Activity   Other (f)     Balance
                                     Beginning    Charged to  Charged to                  at End
                                         of      Expense (e)     Reserve                 of Year
                                          Year
----------------------------------- ----------- ------------- ----------- ----------- -----------

Restructuring Reserves (d)

Year Ended January 2, 1999              $    -      $3,660       $(2,010)    $   (16)     $1,634


(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 9 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(e) Excludes provision of $0.9 million for an asset write-down.
(f) Represents the effect of foreign currency translation.


                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

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

 10.4 Amended and Restated Master Repurchase Agreement dated as of June 30, 1995, between Thermo Electron and the Registrant (filed as Exhibit
           10.4 to the Registrant's Annual Report to Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-14262] and incorporated herein by reference).

 10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 2, 1997, by and among Thermo Electron and the Registrant (filed as Exhibit 10.7 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

 10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 2, 1997, by and among Thermo Instrument and the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998 [File No. 1-14262] and incorporated herein by reference).

 10.7 Equity Incentive Plan of the Registrant (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

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

 10.11 Fiscal Agency Agreement dated as of August 3, 1995, among the Registrant, Thermo Electron, and The Chase Manhattan Bank (formerly Chemical Bank) (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

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

 10.14 Amended and Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.14 to the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998 [File No. 1-14262] and incorporated herein by reference).

 13 Annual Report to Shareholders for the Year Ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.