Form 10-Q
period 1999-04-03
THERMOQUEST CORP \DE\
filed 1999-05-10
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-14262

                             THERMOQUEST CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                         77-0407461
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                         Outstanding at April 30, 1999
 Common Stock, $.01 par value                      50,588,080


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $96,717 and $97,073 under                        $140,959   $132,439
   repurchase agreements with affiliated company)
 Accounts receivable, less allowances of $3,692 and $4,065                              93,251    108,409
 Inventories:
   Raw materials and supplies                                                           24,118     20,872
   Work in process                                                                      17,187     15,344
   Finished goods                                                                       32,240     34,396
 Prepaid expenses                                                                        3,180      2,591
 Prepaid income taxes                                                                   12,955     13,005
                                                                                      --------   --------

                                                                                       323,890    327,056
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 89,485     90,631
 Less:  Accumulated depreciation and amortization                                       28,143     27,168
                                                                                      --------   --------

                                                                                        61,342     63,463
                                                                                      --------   --------

Patents and Other Assets                                                                 2,811      3,041
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     244,500    249,682
                                                                                      --------   --------

                                                                                      $632,543   $643,242
                                                                                      ========   ========



                             THERMOQUEST CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                        $  9,231    $12,074
 Accounts payable                                                                       26,614     27,024
 Accrued payroll and employee benefits                                                  16,746     17,361
 Accrued installation and warranty expenses                                              9,133      9,623
 Accrued income taxes                                                                   21,456     23,009
 Deferred revenue                                                                       13,860     10,785
 Customer deposits                                                                       3,785      6,227
 Other accrued expenses (Notes 5 and 6)                                                 16,172     18,448
 Due to parent company and affiliated companies                                          2,150      2,487
                                                                                      --------   --------

                                                                                       119,147    127,038
                                                                                      --------   --------

Deferred Income Taxes                                                                    8,370      8,370
                                                                                      --------   --------

Accrued Pension and Other Deferred Items                                                15,748     16,629
                                                                                      --------   --------

Long-term Obligations:
 5% Subordinated convertible debentures                                                 67,931     67,931
 Other                                                                                   5,955      6,273
                                                                                      --------   --------

                                                                                        73,886     74,204
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              515        515
   51,528,179 and 51,520,004 shares issued
 Capital in excess of par value                                                        309,095    309,009
 Retained earnings                                                                     127,428    116,607
 Treasury stock at cost, 940,099 and 550,342 shares                                    (10,057)    (5,300)
 Deferred compensation                                                                     (74)         -
 Accumulated other comprehensive items (Note 2)                                        (11,515)    (3,830)
                                                                                      --------   --------

                                                                                       415,392    417,001
                                                                                      --------   --------

                                                                                      $632,543   $643,242
                                                                                      ========   ========








The accompanying notes are an integral part of these consolidated financial statements.



                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $105,619   $108,118
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       54,911     55,373
 Selling, general, and administrative expenses                                          26,458     26,031
 Research and development expenses                                                       7,468      7,865
 Gain on sale of property                                                               (1,604)      (756)
                                                                                      --------   --------

                                                                                        87,233     88,513
                                                                                      --------   --------

Operating Income                                                                        18,386     19,605

Interest Income (includes $186 from related party in 1998)                               1,627      1,338
Interest Expense                                                                        (1,356)    (1,444)
                                                                                      --------   --------

Income Before Provision for Income Taxes                                                18,657     19,499
Provision for Income Taxes                                                               7,836      8,189
                                                                                      --------   --------

Net Income                                                                            $ 10,821    $11,310
                                                                                      ========    =======

Earnings per Share (Note 3):
 Basic                                                                                $    .21    $   .22
                                                                                      ========    =======

 Diluted                                                                              $    .21    $   .21
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  50,896     51,190
                                                                                      ========    =======

 Diluted                                                                                55,119     56,331
                                                                                      ========    =======















The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $ 10,821    $11,310
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         3,539      3,570
   Gain on sale of property                                                             (1,604)      (756)
   Provision for losses on accounts receivable                                              28       (111)
   Other noncash expenses                                                                  209        257
   Changes in current accounts, excluding the effects of acquisition:
     Accounts receivable                                                                13,422      1,337
     Inventories                                                                        (5,435)    (3,250)
     Other current assets                                                                 (685)      (598)
     Accounts payable                                                                      390      2,203
     Due to parent company and affiliated companies                                        (67)       411
     Other current liabilities                                                          (2,183)    (4,214)
                                                                                      --------   --------

       Net cash provided by operating activities                                        18,435     10,159
                                                                                      --------   --------

Investing Activities:
 Acquisition, net of cash acquired                                                           -     (1,300)
 Refund from parent company for acquisitions                                                 -      5,953
 Purchases of property, plant, and equipment                                            (1,104)    (1,072)
 Proceeds from sale of property, plant, and equipment                                       98      1,453
                                                                                      --------   --------

       Net cash provided by (used in) investing activities                              (1,006)     5,034
                                                                                      --------   --------

Financing Activities:
 Repurchase of Company common stock                                                     (4,758)         -
 Net proceeds from issuance of Company common stock                                         11        211
 Increase (decrease) in short-term obligations                                          (2,497)     2,118
 Repayment of long-term obligations                                                       (290)      (395)
 Other                                                                                     309        354
                                                                                      --------   --------

       Net cash provided by (used in) financing activities                              (7,225)     2,288
                                                                                      --------   --------

Exchange Rate Effect on Cash                                                            (1,684)       656
                                                                                      --------   --------

Increase in Cash and Cash Equivalents                                                    8,520     18,137
Cash and Cash Equivalents at Beginning of Period                                       132,439     91,898
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $140,959   $110,035
                                                                                      ========   ========



                             THERMOQUEST CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $ 1,300
 Cash paid for acquired company                                                              -     (1,300)
                                                                                      --------    -------

   Liabilities assumed of acquired company                                            $      -    $     -
                                                                                      ========    =======







































The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1999 and 1998, the Company's comprehensive income totaled
$3,135,000 and $9,599,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Basic
Net Income                                                                             $10,821    $11,310
                                                                                       -------    -------

Weighted Average Shares                                                                 50,896     51,190
                                                                                       -------    -------

Basic Earnings per Share                                                               $   .21    $   .22
                                                                                       =======    =======

Diluted
Net Income                                                                             $10,821    $11,310
Effect of Convertible Obligations                                                          501        594
                                                                                       -------    -------

Income Available to Common Shareholders, as Adjusted                                   $11,322    $11,904
                                                                                       -------    -------

Weighted Average Shares                                                                 50,896     51,190
Effect of:
 Convertible obligations                                                                 4,117      4,884
 Stock options                                                                             106        257
                                                                                       -------    -------

Weighted Average Shares, as Adjusted                                                    55,119     56,331
                                                                                       -------    -------

Diluted Earnings per Share                                                             $   .21    $   .21
                                                                                       =======    =======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 1,893,225 of such options outstanding, with exercise prices ranging from $12.54 to $17.20 per share.

4.     Business Segment Information

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Analytical Instruments                                                               $ 73,857    $75,166
 Scientific Equipment                                                                   31,762     32,952
                                                                                      --------   --------

                                                                                      $105,619   $108,118
                                                                                      ========   ========

Income Before Provision for Income Taxes:
 Analytical Instruments                                                               $ 14,039    $14,438
 Scientific Equipment                                                                    5,583      6,533
 Corporate (a)                                                                          (1,236)    (1,366)
                                                                                      --------   --------

 Total operating income                                                                 18,386     19,605
 Interest income (expense), net                                                            271       (106)
                                                                                      --------   --------

                                                                                      $ 18,657   $ 19,499
                                                                                      ========   ========

(a)  Primarily general and administrative expenses.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. As of January 2, 1999, the remaining reserve for these restructuring activities totaled $331,000, and related to the abandonment of excess facilities. During the first quarter of 1999, the Company expended $7,000 of the established reserve. As of April 3, 1999, the remaining reserve for restructuring activities at acquired businesses totaled $313,000, as adjusted for the impact of currency translation, and is included in other accrued expenses in the accompanying balance sheet.

6.    Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, for severance for 85 employees. As of January 2, 1999, the Company had terminated 49 employees and had $1,634,000 accrued for severance. During the first quarter of 1999, the Company terminated
13 employees and had expended $490,000 of the established reserve for severance.
As of April 3, 1999, the remaining reserve for severance totaled $1,037,000, as adjusted for the impact of currency translation, and is included in other accrued expenses in the accompanying balance sheet.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 2, 1999, filed with the Securities and Exchange Commission.

Overview

      The Company's businesses are reported in two segments: Analytical
Instruments and Scientific Equipment. The Company's Analytical Instruments segment develops, manufactures, sells, and services mass spectrometers, liquid chromatographs, and gas chromatographs used in the quantitative and qualitative analysis of chemical compounds at ultratrace levels of detection. The Company's
Analytical Instruments segment also supplies consumables for the chromatography industry. The Company's Scientific Equipment segment develops, manufactures, sells, and services scientific equipment for the preparation and preservation of chemical samples. The Company's products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by biotechnology researchers to study proteins and other biological samples to gain knowledge about diseases and possible treatments; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications.

      The Company sells its products worldwide. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues decreased to $105.6 million in the first quarter of 1999 from $108.1 million in the first quarter of 1998. Revenues from the Analytical
Instruments segment decreased $1.3 million to $73.9 million in 1999 from $75.2 million in 1998. This decrease resulted primarily from a decline in revenues from customers in Brazil due to the unstable economic conditions there, lower demand for the Company's Fourier transform mass spectrometers and, to a lesser extent, a decrease in revenues from original equipment manufacturers in the U.S.
These decreases were offset in part by an increase in revenues of $2.1 million due to the favorable effects of currency translation as a result of the weakening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Revenues from the Scientific Equipment segment decreased $1.2 million to $31.8 million in 1999 from $33.0 million in 1998, primarily due to a decline in revenues from customers in Europe as a result of heightened competition in one of the Company's product lines.

      The gross profit margin decreased to 48% in the first quarter of 1999 from 49% in the first quarter of 1998, primarily due to a shift in the product mix at the Analytical Instruments segment.




First Quarter 1999 Compared With First Quarter 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues was 25% in the first quarter of 1999, compared with 24% in the first quarter of 1998. Selling, general, and administrative expenses increased slightly to $26.5 million in 1999 from $26.0 million in 1998. The increase resulted primarily from increased selling efforts at foreign sales offices in the Scientific Equipment segment and increased marketing expenses in the Analytical Instruments segment due to the introduction of two new products.

      Research and development expenses decreased to $7.5 million in the first quarter of 1999 from $7.9 million in the first quarter of 1998, primarily due to lower spending in the Analytical Instruments segment as a result of the completed development of certain new products.

      In the first quarter of 1999 and 1998, the Company's Analytical
Instruments segment recorded gains of $1.6 million and $0.8 million, respectively, primarily relating to the sale of real estate in California.

      Interest income increased to $1.6 million in the first quarter of 1999 from $1.3 million in the first quarter of 1998, primarily due to higher invested cash balances. Interest expense remained unchanged at $1.4 million in 1999 and 1998.

      The effective tax rate was 42% in the first quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $204.7 million at April 3, 1999, compared with $200.0 million at January 2, 1999. Included in working capital are cash and cash equivalents of $141.0 million at April 3, 1999, compared with $132.4 million at January 2, 1999. Cash provided by operating activities was $18.4 million in the first quarter of 1999. A decrease in accounts receivable provided
$13.4 million of cash, primarily due to lower revenues in the first quarter of 1999. Cash of $5.4 million was used to fund an increase in inventories, primarily due to a build-up of inventory in preparation of new product releases and the replenishment of year-end inventory levels at the Company's European sales offices and two U.S. factories.

      At April 3, 1999, $41.1 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S. tax.

      The Company's investing activities used $1.0 million of cash in the first quarter of 1999, primarily for purchases of property, plant, and equipment.
During the remainder of 1999, the Company plans to make capital expenditures of approximately $6.9 million.

      The Company's financing activities used $7.2 million of cash in the first quarter of 1999. The Company used $4.8 million to purchase Company common stock pursuant to an authorization by the Company's Board of Directors. As of April 3, 1999, the Company had a remaining authorization to purchase $2.8 million of its own securities, through September 25, 1999, in the open market, or in negotiated transactions. Such purchases are funded from working capital. During the first quarter of 1999, the Company used cash of $2.8 million for the repayment of short- and long-term obligations.

      In March 1999, the Company signed a nonbinding letter of intent to acquire a company for $5.5 million. The proposed acquisition is subject to certain conditions, including satisfactory completion of due diligence and approval by the Company's Board of Directors. There can be no assurance that the Company will complete this acquisition.




Liquidity and Capital Resources (continued)

      Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds, and/or short-term borrowings from Thermo Instrument Systems Inc. or Thermo Electron
Corporation, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing necessary upgrades, if necessary, for the Company's current products; (iii) assessing the year 2000 readiness of key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical facilities, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 75% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by September 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, will not be year 2000 compliant.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness.
As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The
Company has completed the majority of its assessment of third-party risk, and expects to be substantially completed by September 1999.




Year 2000 (continued)

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 issues.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs were funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's significant suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 ready, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year
2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from year-end 1998.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 1999.

                                            THERMOQUEST CORPORATION



                                            /s/ Paul F. Kelleher
                                            -------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            /s/ Theo Melas-Kyriazi
                                            -------------------------
                                            Theo Melas-Kyriazi
                                            Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

  27           Financial Data Schedule.