Form 10-Q
period 1999-07-03
THERMOQUEST CORP \DE\
filed 1999-08-10
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                         Outstanding at July 30, 1999
   Common Stock, $.01 par value                   50,573,080



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- -----------

Current Assets:
 Cash and cash equivalents (includes $97,073 under repurchase                         $ 46,920   $132,439
   agreements with affiliated company in 1998)
 Advance to affiliate (Note 7)                                                          98,934          -
 Accounts receivable, less allowances of $3,428 and $4,065                              90,945    108,409
 Inventories:
   Raw materials and supplies                                                           21,250     20,872
   Work in process                                                                      15,636     15,344
   Finished goods                                                                       32,098     34,396
 Prepaid expenses                                                                        2,974      2,591
 Prepaid income taxes                                                                   12,935     13,005
                                                                                      --------   --------

                                                                                       321,692    327,056
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 89,367     90,631
 Less:  Accumulated depreciation and amortization                                       29,425     27,168
                                                                                      --------   --------

                                                                                        59,942     63,463
                                                                                      --------   --------

Patents and Other Assets                                                                 2,596      3,041
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     240,756    249,682
                                                                                      --------   --------

                                                                                      $624,986   $643,242
                                                                                      ========   ========


                             THERMOQUEST CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                        $  5,025    $12,074
 Accounts payable                                                                       22,274     27,024
 Accrued payroll and employee benefits                                                  14,090     17,361
 Accrued installation and warranty expenses                                              9,142      9,623
 Accrued income taxes                                                                   21,675     23,009
 Deferred revenue                                                                       13,149     10,785
 Customer deposits                                                                       3,283      6,227
 Other accrued expenses (Notes 5 and 6)                                                 16,175     18,448
 Due to parent company and affiliated companies                                          2,246      2,487
                                                                                      --------   --------

                                                                                       107,059    127,038
                                                                                      --------   --------

Deferred Income Taxes                                                                    8,370      8,370
                                                                                      --------   --------

Accrued Pension and Other Deferred Items                                                15,099     16,629
                                                                                      --------   --------

Long-term Obligations:
 5% Subordinated convertible debentures                                                 67,781     67,931
 Other                                                                                   5,632      6,273
                                                                                      --------   --------

                                                                                        73,413     74,204
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              515        515
   51,528,179 and 51,520,004 shares issued
 Capital in excess of par value                                                        309,096    309,009
 Retained earnings                                                                     137,656    116,607
 Treasury stock at cost, 955,099 and 550,342 shares                                    (10,225)    (5,300)
 Deferred compensation                                                                     (67)         -
 Accumulated other comprehensive items (Note 2)                                        (15,930)    (3,830)
                                                                                      --------   --------

                                                                                       421,045    417,001
                                                                                      --------   --------

                                                                                      $624,986   $643,242
                                                                                      ========   ========








The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $107,853    $98,123
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       56,388     50,044
 Selling, general, and administrative expenses                                          26,596     25,016
 Research and development expenses                                                       7,533      8,129
 Gain on sale of property                                                                    -       (292)
                                                                                      --------    -------

                                                                                        90,517     82,897
                                                                                      --------    -------

Operating Income                                                                        17,336     15,226

Interest Income                                                                          1,576      1,539
Interest Expense                                                                        (1,277)    (1,970)
                                                                                      --------    -------

Income Before Provision for Income Taxes                                                17,635     14,795
Provision for Income Taxes                                                               7,407      6,214
                                                                                      --------    -------

Net Income                                                                            $ 10,228    $ 8,581
                                                                                      ========    =======

Earnings per Share (Note 3):
 Basic                                                                                $    .20    $   .17
                                                                                      ========    =======

 Diluted                                                                              $    .20    $   .16
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  50,574     51,287
                                                                                      ========    =======

 Diluted                                                                                54,770     56,381
                                                                                      ========    =======















The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $213,472   $206,241
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                      111,299    105,417
 Selling, general, and administrative expenses                                          53,054     51,047
 Research and development expenses                                                      15,001     15,994
 Gain on sale of property                                                               (1,604)    (1,048)
                                                                                      --------   --------

                                                                                       177,750    171,410
                                                                                      --------   --------

Operating Income                                                                        35,722     34,831

Interest Income (includes $186 from related party in 1998)                               3,203      2,877
Interest Expense                                                                        (2,633)    (3,414)
                                                                                      --------   --------

Income Before Provision for Income Taxes                                                36,292     34,294
Provision for Income Taxes                                                              15,243     14,403
                                                                                      --------   --------

Net Income                                                                            $ 21,049   $ 19,891
                                                                                      ========   ========

Earnings per Share (Note 3):
 Basic                                                                                $    .41   $    .39
                                                                                      ========   ========

 Diluted                                                                              $    .40   $    .37
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  50,735     51,238
                                                                                      ========   ========

 Diluted                                                                                54,945     56,356
                                                                                      ========   ========















The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      July 3,     July 4,
(In thousands)                                                                           1999        1998
----------------------------------------------------------------------------------- ---------- ----------

Operating Activities:
 Net income                                                                           $21,049    $ 19,891
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                        7,217       7,351
   Gain on sale of property                                                            (1,604)     (1,048)
   Provision for losses on accounts receivable                                            129         (78)
   Other noncash expenses                                                                 419         474
   Changes in current accounts, excluding the effects of acquisition:
     Accounts receivable                                                               12,427       9,324
     Inventories                                                                       (2,304)     (4,213)
     Other current assets                                                                (551)     (1,555)
     Accounts payable                                                                  (3,525)     (1,354)
     Due to parent company and affiliated companies                                       158      (2,464)
     Other current liabilities                                                         (4,676)     (8,135)
   Other                                                                                    -          (5)
                                                                                      -------    --------

       Net cash provided by operating activities                                       28,739      18,188
                                                                                      -------    --------

Investing Activities:
 Acquisition of product line                                                                -      (1,300)
 Refund from parent company for acquisitions                                                -       5,953
 Advances to affiliate, net (Note 7)                                                  (98,934)          -
 Purchases of property, plant, and equipment                                           (2,341)     (2,215)
 Proceeds from sale of property, plant, and equipment                                   1,740       3,028
                                                                                      -------    --------

       Net cash provided by (used in) investing activities                            (99,535)      5,466
                                                                                      -------    --------

Financing Activities:
 Repurchase of Company common stock and subordinated
     convertible debentures                                                            (5,076)          -
 Net proceeds from issuance of Company common stock                                        11         368
 Increase (decrease) in short-term obligations                                         (6,612)        808
 Repayment of long-term obligations                                                      (583)       (828)
 Other                                                                                    301         749
                                                                                      -------    --------

       Net cash provided by (used in) financing activities                            (11,959)      1,097
                                                                                      -------    --------

Exchange Rate Effect on Cash                                                           (2,764)         53
                                                                                      -------    --------

Increase (Decrease) in Cash and Cash Equivalents                                      (85,519)     24,804
Cash and Cash Equivalents at Beginning of Period                                      132,439      91,898
                                                                                      -------    --------

Cash and Cash Equivalents at End of Period                                            $46,920    $116,702
                                                                                      =======    ========



                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $ 1,300
 Cash paid for acquired company                                                              -     (1,300)
                                                                                      --------    -------

   Liabilities assumed of acquired company                                            $      -    $     -
                                                                                      ========    =======

 Conversions of convertible debentures                                                $      -    $ 3,950
                                                                                      ========    =======





































The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1999 and 1998, the Company's comprehensive income totaled
$5,813,000 and $9,507,000, respectively. During the first six months of 1999 and 1998, the Company's comprehensive income totaled $8,949,000 and $19,106,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,     July 3,     July 4,
(In thousands except per share amounts)                            1999        1998        1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                      $10,228     $ 8,581     $21,049     $19,891
                                                                -------     -------     -------     -------

Weighted Average Shares                                          50,574      51,287      50,735      51,238
                                                                 ------     -------      ------     -------

Basic Earnings per Share                                         $  .20     $   .17      $  .41     $   .39
                                                                 ======     =======      ======     =======

Diluted
Net Income                                                      $10,228     $ 8,581     $21,049     $19,891
Effect of Convertible Obligations                                   500         585       1,001       1,180
                                                                 ------     -------      ------     -------

Income Available to Common Shareholders, as Adjusted            $10,728     $ 9,166     $22,050     $21,071
                                                                -------     -------     -------     -------

Weighted Average Shares                                          50,574      51,287      50,735      51,238
Effect of:
 Convertible obligations                                          4,108       4,809       4,113       4,847
 Stock options                                                       88         285          97         271
                                                                 ------     -------      ------     -------

Weighted Average Shares, as Adjusted                             54,770      56,381      54,945      56,356
                                                                 ------     -------      ------     -------

Diluted Earnings per Share                                       $  .20     $   .16      $  .40     $   .37
                                                                 ======     =======      ======     =======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 2,192,000 of such options outstanding, with exercise prices ranging from $11.63 to $17.20 per share.

4.     Business Segment Information

                                                                 Three Months Ended     Six Months Ended
                                                                July 3,     July 4,     July 3,     July 4,
(In thousands)                                                     1999        1998        1999        1998
------------------------------------------------------------- ---------- ----------- ---------- -----------

Revenues:
 Analytical Instruments                                         $73,816    $ 66,699    $147,673    $141,865
 Scientific Equipment                                            34,037      31,424      65,799      64,376
                                                                -------    --------     -------    --------

                                                               $107,853    $ 98,123    $213,472    $206,241
                                                               ========    ========    ========    ========

Income Before Provision for Income Taxes:
 Analytical Instruments                                         $12,430    $ 10,699     $26,469    $ 25,137
 Scientific Equipment                                             6,291       5,824      11,874      12,357
 Corporate (a)                                                   (1,385)     (1,297)     (2,621)     (2,663)
                                                                -------    --------     -------    --------

 Total operating income                                          17,336      15,226      35,722      34,831
 Interest income (expense), net                                     299        (431)        570        (537)
                                                                -------    --------     -------    --------

                                                                $17,635    $ 14,795     $36,292    $ 34,294
                                                                =======    ========     =======    ========

(a)  Primarily general and administrative expenses.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. As of January 2, 1999, the remaining reserve for these restructuring activities totaled $331,000, and related to the abandonment of excess facilities. During the first six months of 1999, the Company expended
$14,000 of the established reserve. As of July 3, 1999, the remaining reserve for restructuring activities at acquired businesses totaled $298,000, as adjusted for the impact of foreign currency translation, and is included in other accrued expenses in the accompanying balance sheet.

6.     Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, for severance for 85 employees. As of January 2, 1999, the Company had terminated 49 employees and had $1,634,000 accrued for severance. During the first six months of 1999, the Company terminated 31 employees and had expended $788,000 of the established reserve for severance. As of July 3, 1999, the remaining reserve for severance totaled
$679,000, as adjusted for the impact of foreign currency translation, and is included in other accrued expenses in the accompanying balance sheet.


7.     Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

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

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues increased 10% to $107.9 million in the second quarter of 1999 from $98.1 million in the second quarter of 1998. Revenues from the Analytical
Instruments segment increased $7.1 million, or 11%, to $73.8 million in 1999 from $66.7 million in 1998. The increase resulted from an increase in revenues in North America due to the introduction of new products at the Pittsburgh
Conference in March 1999 and an increase in revenues to customers in Asia due to the improved economic conditions there, compared with the second quarter of 1998. The increases were


Second Quarter 1999 Compared With Second Quarter 1998 (continued)

offset in part by a decrease in revenues of $0.7 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Revenues from the Scientific Equipment segment increased to $34.0 million in 1999 from $31.4 million in 1998, primarily due to an increase in revenues in North America and Asia across all product lines.

      The gross profit margin decreased to 48% in the second quarter of 1999 from 49% in the second quarter of 1998, primarily due to a shift in the product mix at the Analytical Instruments segment.

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 25% in the second quarter of 1999 and 1998. Selling, general, and administrative expenses increased to $26.6 million in 1999 from $25.0 million in 1998, primarily due to higher selling and marketing expenses in both of the Company's segments.

      Research and development expenses decreased to $7.5 million in the second quarter of 1999 from $8.1 million in the second quarter of 1998, primarily due to lower spending in the Analytical Instruments segment as a result of the completed development of certain new products.

      In the second quarter of 1998, the Company's Analytical Instruments segment recorded a gain of $0.3 million, primarily relating to the sale of real estate in California.

      Interest income was relatively unchanged at $1.6 million in the second quarter of 1999, compared with $1.5 million in the second quarter of 1998.
Interest expense decreased to $1.3 million in 1999 from $2.0 million in 1998, primarily due to the conversion and repurchase of a portion of the Company's 5% subordinated convertible debentures.

      The effective tax rate was 42% in the second quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies.

First Six Months 1999 Compared With First Six Months 1998

      Revenues increased to $213.5 million in the first six months of 1999 from $206.2 million in the first six months of 1998. Revenues from the Analytical
Instruments segment increased $5.8 million to $147.7 million in 1999 from $141.9 million in 1998. The increase was primarily due to an increase in revenues to customers in Asia due to the improved economic conditions there and, to a lesser extent, an increase in revenues of $1.4 million due to the favorable effects of currency translation as a result of the weakening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, primarily the Japanese yen. The increases were offset in part by a decline in revenues from customers in Brazil due to the unstable economic conditions there and, to a lesser extent, lower demand for the Company's Fourier transform mass spectrometers. Revenues from the Scientific Equipment segment increased to $65.8 million in 1999 from $64.4 million in 1998, primarily due to an increase in revenues in North America in one of the Company's product lines, offset in part by a decline in revenues from customers in Europe as a result of heightened competition in one of the Company's product lines.

      The gross profit margin decreased to 48% in the first six months of 1999 from 49% in the first six months of 1998, primarily due to a shift in the product mix at the Analytical Instruments segment.

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 25% in the first six months of 1999 and 1998. Selling, general, and administrative expenses increased to $53.1 million in 1999 from $51.0 million in 1998, primarily due to higher selling and marketing expenses in both of the Company's segments.



First Six Months 1999 Compared With First Six Months 1998 (continued)

      Research and development expenses decreased to $15.0 million in the first six months of 1999 from $16.0 million in the first six months of 1998, primarily due to lower spending in the Analytical Instruments segment as a result of the completed development of certain new products.

      In the first six months of 1999 and 1998, the Company's Analytical
Instruments segment recorded gains of $1.6 million and $1.0 million, respectively, primarily relating to the sale of real estate in California.

      Interest income increased to $3.2 million in the first six months of 1999 from $2.9 million in the first six months of 1998, primarily due to higher invested cash balances. Interest expense decreased to $2.6 million in 1999 from $3.4 million in 1998, primarily due to the conversion and repurchase of a portion of the Company's 5% subordinated convertible debentures.

      The effective tax rate was 42% in the first six months of 1999 and 1998.
The effective tax rate exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $214.6 million at July 3, 1999, compared with $200.0 million at January 2, 1999. Included in working capital are cash and cash equivalents of $46.9 million at July 3, 1999, compared with $132.4 million at January 2, 1999. In addition, as of July 3, 1999, the Company had $98.9 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation
(Note 7), which became effective June 1, 1999, amounts invested with Thermo
Electron were included in cash and cash equivalents. At July 3, 1999, $40.5 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S. tax.

      Cash provided by operating activities was $28.7 million in the first six months of 1999. A decrease in accounts receivable provided cash of $12.4 million, primarily due to lower revenues in the second quarter of 1999, compared with the fourth quarter of 1998. Cash of $4.7 million was used to reduce other current liabilities, primarily due to a reduction in accrued payroll and related benefits and customer deposits. Cash of $3.5 million was used to fund a decrease in accounts payable, primarily due to the timing of payments.

      During the first six months of 1999, the Company's primary investing activities, excluding advance to affiliate activity (Note 7), included the purchase of property, plant, and equipment. The Company used cash of $2.3 million for purchases of property, plant, and equipment. In addition, the Company received $1.7 million in proceeds from the sale of property, plant, and equipment, primarily relating to the sale of real estate in California. During the remainder of 1999, the Company plans to make capital expenditures of approximately $5.0 million.

      The Company's financing activities used $12.0 million of cash in the first six months of 1999. The Company used $5.1 million of cash to purchase Company common stock and subordinated convertible debentures pursuant to an authorization by the Company's Board of Directors. As of July 3, 1999, the
Company had a remaining authorization to purchase $2.5 million of its own securities, through September 25, 1999, in the open market, or in negotiated transactions. Such purchases are funded from working capital. During the first six months of 1999, the Company used cash of $7.2 million for the repayment of short- and long-term obligations.

      Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds, and/or short-term borrowings from Thermo Instrument Systems Inc. or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products; (iii) assessing the year 2000 readiness of key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or non-information technology systems that were identified during phase one are prioritized and remediated.
Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required.
The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 80% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by September 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 issues.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by October 1999.


Year 2000 (continued)

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1998.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      On July 19, 1999, Bruker Daltronik GmbH filed a patent infringement compliant against the Company and its German subsidiaries in the District Court of Dusseldorf, Germany. The complaint alleges the Company is violating two of Bruker's European patents. The patents pertain to ion-trap mass spectrometers.
The complaint requests damages to compensate for the alleged past infringement, an injunction against future infringement, and costs. The Company intends to vigorously defend this lawsuit; however, due to the inherent uncertainty of litigation, the Company cannot predict the outcome of this matter.

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 2000. The directors elected at the meeting were: Dr. Richard W.K. Chapman, Dr. George N.
Hatsopoulos, Mr. Frank Jungers, Mr. Earl R. Lewis, Mr. Anthony J. Pellegrino, and Dr. Michael E. Porter. Each director, except Dr. Chapman and Dr. Porter, received 50,352,349 shares voted in favor of his election and 26,088 shares voted against. Dr. Chapman received 50,352,224 shares voted in favor of his election and 26,213 shares voted against. Dr. Porter received 50,350,349 shares voted in favor of his election and 28,088 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1999.

                                                          THERMOQUEST CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated June 1, 1999, by and between the Registrant and Thermo
               Electron Corporation.

10.2           Amended and Restated Equity Incentive Plan of the Registrant.

10.3 Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.4           Amended and Restated Directors Stock Option Plan of the Registrant.

27             Financial Data Schedule.
