Form 10-Q
period 1999-10-02
THERMOQUEST CORP \DE\
filed 1999-11-04
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-14262

                             THERMOQUEST CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                              77-0407461
(State or other jurisdiction
of incorporation or organization)       (I.R.S. Employer Identification No.)

2215 Grand Avenue Parkway
Austin, Texas                                         78728-3812
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class
                                  Outstanding at October 29, 1999
Common Stock, $.01 par value                50,563,080

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                              THERMOQUEST CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2,  January 2,
(In thousands)                                                                            1999        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $97,073 under repurchase                         $ 42,751    $132,439
   agreements with affiliated company in fiscal 1998)
 Advance to affiliate (Note 7)                                                         105,931           -
 Accounts receivable, less allowances of $3,557 and $4,065                              95,764     108,409
 Inventories:
   Raw materials and supplies                                                           21,907      20,872
   Work in process                                                                      13,900      15,344
   Finished goods                                                                       32,830      34,396
 Prepaid income taxes                                                                   13,051      13,005
 Other current assets                                                                    2,913       2,591
                                                                                      --------    --------

                                                                                       329,047     327,056
                                                                                      --------    --------
Property, Plant, and Equipment, at Cost                                                 91,364      90,631
 Less:  Accumulated depreciation and amortization                                       31,290      27,168
                                                                                      --------    --------

                                                                                        60,074      63,463
                                                                                      --------    --------
Patents and Other Assets                                                                 3,327       3,041
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies                                     242,145     249,682
                                                                                      --------    --------

                                                                                      $634,593    $643,242
                                                                                      ========    ========



                             THERMOQUEST CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2,  January 2,
(In thousands except share amounts)                                                       1999        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations               $  5,128    $ 12,074
 Current maturity of subordinated convertible debentures                                61,031           -
 Accounts payable                                                                       23,083      27,024
 Accrued payroll and employee benefits                                                  14,852      17,361
 Accrued installation and warranty expenses                                              9,486       9,623
 Accrued income taxes                                                                   21,312      23,009
 Deferred revenue                                                                       11,635      10,785
 Customer deposits                                                                       3,353       6,227
 Other accrued expenses (Notes 5 and 6)                                                 14,687      18,448
 Due to parent company and affiliated companies                                          2,833       2,487
                                                                                      --------    --------

                                                                                       167,400     127,038
                                                                                      --------    --------
Deferred Income Taxes                                                                    8,444       8,370
                                                                                      --------    --------

Accrued Pension and Other Deferred Items                                                15,294      16,629
                                                                                      --------    --------

Long-term Obligations:
 5% Subordinated convertible debentures                                                      -      67,931
 Other                                                                                   5,304       6,273
                                                                                      --------    --------
                                                                                         5,304      74,204
                                                                                      --------    --------
Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              515         515
   51,528,179 and 51,520,004 shares issued
 Capital in excess of par value                                                        309,095     309,009
 Retained earnings                                                                     148,955     116,607
 Treasury stock at cost, 965,099 and 550,342 shares                                    (10,327)     (5,300)
 Deferred compensation                                                                     (61)          -
 Accumulated other comprehensive items (Note 2)                                        (10,026)     (3,830)
                                                                                      --------    --------

                                                                                       438,151     417,001
                                                                                      --------    --------
                                                                                      $634,593    $643,242
                                                                                      ========    ========






The accompanying notes are an integral part of these consolidated financial statements.



                              THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $107,930    $105,003
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                       57,717      55,800
 Selling, general, and administrative expenses                                          25,404      25,613
 Research and development expenses                                                       6,972       7,864
 Restructuring costs (Note 6)                                                             (326)      4,600
 Gain on sale of property                                                                    -        (254)
                                                                                      --------    --------

                                                                                        89,767      93,623
                                                                                      --------    --------
Operating Income                                                                        18,163      11,380

Interest Income                                                                          1,973       1,606
Interest Expense                                                                        (1,306)     (1,788)
                                                                                      --------    --------

Income Before Provision for Income Taxes                                                18,830      11,198
Provision for Income Taxes                                                               7,531       4,704
                                                                                      --------    --------

Net Income                                                                            $ 11,299    $  6,494
                                                                                      ========    ========

Earnings per Share (Note 3):
 Basic                                                                                $    .22    $    .13
                                                                                      ========    ========

 Diluted                                                                              $    .22    $    .13
                                                                                      ========    ========

Weighted Average Shares (Note 3):
 Basic                                                                                  50,572      51,505
                                                                                      ========    ========

 Diluted                                                                                54,668      56,115
                                                                                      ========    ========














The accompanying notes are an integral part of these consolidated financial statements.



                              THERMOQUEST CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $321,402    $311,244
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                      169,016     161,217
 Selling, general, and administrative expenses                                          78,458      76,665
 Research and development expenses                                                      21,973      23,858
 Restructuring costs (Note 6)                                                             (326)      4,600
 Gain on sale of property                                                               (1,604)     (1,307)
                                                                                      --------    --------

                                                                                       267,517     265,033
                                                                                      --------    --------
Operating Income                                                                        53,885      46,211

Interest Income (includes $186 from related party in 1998)                               5,176       4,483
Interest Expense                                                                        (3,939)     (5,202)
                                                                                      --------    --------

Income Before Provision for Income Taxes                                                55,122      45,492
Provision for Income Taxes                                                              22,774      19,107
                                                                                      --------    --------

Net Income                                                                            $ 32,348    $ 26,385
                                                                                      ========    ========

Earnings per Share (Note 3):
 Basic                                                                                $    .64    $    .51
                                                                                      ========    ========

 Diluted                                                                              $    .62    $    .50
                                                                                      ========    ========

Weighted Average Shares (Note 3):
 Basic                                                                                  50,681      51,327
                                                                                      ========    ========

 Diluted                                                                                54,853      56,276
                                                                                      ========    ========














The accompanying notes are an integral part of these consolidated financial statements.



                              THERMOQUEST CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                          $  32,348   $  26,385
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                        11,360      11,466
   Noncash restructuring costs                                                               -         700
   Gain on sale of property                                                             (1,604)     (1,307)
   Provision for losses on accounts receivable                                             281         (62)
   Other noncash expenses                                                                  324         405
   Changes in current accounts, excluding the effects of acquisitions:
     Accounts receivable                                                                10,219       2,122
     Inventories                                                                          (334)     (3,461)
     Other current assets                                                                 (396)       (531)
     Accounts payable                                                                   (3,274)       (978)
     Due to parent company and affiliated companies                                        867      (3,088)
     Other current liabilities                                                          (8,358)        196
   Other                                                                                  (151)          -
                                                                                     ---------   ---------
       Net cash provided by operating activities                                        41,282      31,847
                                                                                     ---------   ---------

Investing Activities:
 Acquisitions, net of cash acquired                                                     (2,368)     (1,300)
 Refund from parent company for acquisitions                                                 -       5,953
 Advances to affiliate, net (Note 7)                                                  (105,895)          -
 Purchases of property, plant, and equipment                                            (3,712)     (3,570)
 Proceeds from sale of property, plant, and equipment                                    1,657       3,325
                                                                                     ---------   ---------

       Net cash provided by (used in) investing activities                            (110,318)      4,408
                                                                                     ---------   ---------

Financing Activities:
 Repurchase of Company securities                                                      (11,644)          -
 Net proceeds from issuance of Company common stock                                         11         411
 Increase (decrease) in short-term obligations                                          (7,084)      2,773
 Repayment of long-term obligations                                                       (977)     (1,677)
 Other                                                                                      50       1,293
                                                                                     ---------   ---------

       Net cash provided by (used in) financing activities                             (19,644)      2,800
                                                                                     ---------   ---------

Exchange Rate Effect on Cash                                                            (1,008)        498
                                                                                     ---------   ---------

Increase (Decrease) in Cash and Cash Equivalents                                       (89,688)     39,553
Cash and Cash Equivalents at Beginning of Period                                       132,439      91,898
                                                                                     ---------   ---------

Cash and Cash Equivalents at End of Period                                           $  42,751   $ 131,451
                                                                                     =========   =========



                              THERMOQUEST CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Noncash Activities:
 Fair value of assets of acquired companies                                          $   3,030   $   1,300
 Cash paid for acquired companies                                                       (2,400)     (1,300)
                                                                                     ---------   ---------

   Liabilities assumed of acquired companies                                         $     630   $       -
                                                                                     =========   =========

 Conversions of convertible debentures                                               $       -   $   5,000
                                                                                     =========   =========





































The accompanying notes are an integral part of these consolidated financial statements.

                              THERMOQUEST CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoQuest Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1999 and 1998, the Company's comprehensive income totaled $17,203,000 and $12,755,000, respectively. During the first nine months of 1999 and 1998, the Company's comprehensive income totaled $26,152,000 and $31,861,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                              October 2,  October 3, October 2, October 3,
(In thousands except per share amounts)                             1999        1998       1999       1998
------------------------------------------------------------- ----------  ---------- ---------- ----------

Basic
Net Income                                                       $11,299    $ 6,494     $32,348    $26,385
                                                                 -------    -------     -------    -------

Weighted Average Shares                                           50,572     51,505      50,681     51,327
                                                                 -------    -------     -------    -------

Basic Earnings per Share                                         $   .22    $   .13     $   .64    $   .51
                                                                 =======    =======     =======    =======

Diluted
Net Income                                                       $11,299    $ 6,494     $32,348    $26,385
Effect of Convertible Obligations                                    491        559       1,492      1,738
                                                                 -------    -------     -------    -------

Income Available to Common Shareholders, as Adjusted             $11,790    $ 7,053     $33,840    $28,123
                                                                 -------    -------     -------    -------

Weighted Average Shares                                           50,572     51,505      50,681     51,327
Effect of:
 Convertible obligations                                           4,037      4,591       4,087      4,762
 Stock options                                                        59         19          85        187
                                                                 -------    -------     -------    -------

Weighted Average Shares, as Adjusted                              54,668     56,115      54,853     56,276
                                                                 -------    -------     -------    -------

Diluted Earnings per Share                                       $   .22    $   .13     $   .62    $   .50
                                                                 =======    =======     =======    =======




3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 2,185,000 of such options outstanding, with exercise prices ranging from $11.63 to $17.20 per share.

4.     Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                              October 2,  October 3,  October 2, October 3,
(In thousands)                                                     1999         1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Analytical Instruments                                         $ 75,871    $ 70,555   $223,544   $212,420
 Scientific Equipment                                             32,059      34,448     97,858     98,824
                                                                --------    --------   --------   --------

                                                                $107,930    $105,003   $321,402   $311,244
                                                                ========    ========   ========   ========

Income Before Provision for Income Taxes:
 Analytical Instruments (a)                                     $ 13,613    $  6,123   $ 40,082   $ 31,260
 Scientific Equipment                                              5,803       6,506     17,677     18,863
 Corporate (b)                                                    (1,253)     (1,249)    (3,874)    (3,912)
                                                                --------    --------   --------   --------

 Total operating income                                           18,163      11,380     53,885     46,211
 Interest income (expense), net                                      667        (182)     1,237       (719)
                                                                --------    --------   --------   --------

                                                                $ 18,830    $ 11,198   $ 55,122   $ 45,492
                                                                ========    ========   ========   ========

(a) Includes reversal of previously recorded restructuring costs of $0.3 million in three- and nine-month periods ended October 2, 1999, and restructuring costs of $4.6 million in the three- and nine-month periods ended October 3, 1998.
(b) Primarily general and administrative expenses.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. As of January 2, 1999, the remaining reserve for these restructuring activities totaled $331,000, and related to the abandonment of excess facilities. During the first nine months of 1999, the Company expended $22,000 of the established reserve. As of October 2, 1999, the remaining reserve for restructuring activities at acquired businesses totaled $304,000, as adjusted for the impact of foreign currency translation, and is included in other accrued expenses in the accompanying balance sheet.

6.    Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, for severance for 85 employees. As of January 2, 1999, the Company had terminated 49 employees and had $1,634,000 accrued for severance. During the first nine months of 1999, the Company terminated 34 employees and had expended $962,000 of the established reserve for severance. During the third quarter of 1999, the Company settled certain severance matters for less than what had been accrued and, as a result, reversed $326,000 of previously established restructuring reserves. As of October 2, 1999, the remaining reserve for severance totaled $219,000, as adjusted for the impact of foreign currency translation, and is included in other accrued expenses in the accompanying balance sheet.

7.    Cash Management Arrangements

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

      Effective August 1999, the Company's Germany-based subsidiaries commenced use of a new cash management arrangement with a wholly owned subsidiary of Thermo Electron. Under the new arrangement, amounts advanced to the subsidiary of Thermo Electron bear interest at prevailing German market rates, set at the beginning of each month. Thermo Electron's subsidiary maintains cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 100% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries. The Company can withdraw its funds invested in this arrangement with no prior notice.

      Amounts invested in these arrangements are included in "advanced to affiliate" in the accompanying balance sheet.

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

Overview

      The Company's businesses are reported in two segments: Analytical Instruments and Scientific Equipment. The Company's Analytical Instruments segment develops, manufactures, sells, and services mass spectrometers, liquid chromatographs, gas chromatographs, and multi-instrument combinations of these products used in the quantitative and qualitative analysis of chemical compounds at ultratrace levels of detection. The Company's Analytical Instruments segment also supplies consumables for the chromatography industry. The Company's Scientific Equipment segment develops, manufactures, sells, and services scientific equipment for the preparation and preservation of chemical samples. The Company's products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by biotechnology researchers to study proteins and other biological samples to gain knowledge about diseases and possible treatments; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications.

      The Company sells its products worldwide. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues increased to $107.9 million in the third quarter of 1999 from $105.0 million in the third quarter of 1998. Revenues from the Analytical Instruments segment increased $5.3 million, or 8%, to $75.9 million in 1999 from $70.6 million in 1998. The increase resulted primarily from an increase in revenues in Europe, generally across all product lines, and the inclusion of $0.5 million of revenues from an acquisition in the third quarter of 1999. The increases were offset in part by a decrease in revenues of $1.1 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Revenues from the Scientific Equipment segment decreased to $32.1 million in 1999 from $34.4 million in 1998, primarily due to a decrease in revenues in North America across all product lines. The backlog at the Scientific Equipment segment increased $2.0 million in the third quarter of 1999 from the second quarter of 1999.

      The gross profit margin remained unchanged at 47% in the third quarter of 1999 and 1998. A decrease in the gross profit margin due to a shift in the product mix in the Analytical Instruments segment was offset by the inclusion of higher-margin revenues from a newly acquired business in this segment.

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 24% in the third quarter of 1999 and 1998. Selling, general, and administrative expenses remained relatively unchanged at $25.4 million in 1999, compared with $25.6 million in 1998.

      Research and development expenses decreased to $7.0 million in the third quarter of 1999 from $7.9 million in the third quarter of 1998, primarily due to lower spending in the Analytical Instruments segment as a result of the completed development of certain new products.

      In the third quarter of 1999, the Company reversed $0.3 million of previously established restructuring reserves that were not required (Note 6). In the third quarter of 1998, the Company recorded restructuring costs of $4.6 million related to severance costs for approximately 85 employees and the closure of a facility.

      In the third quarter of 1998, the Company's Analytical Instruments segment recorded a gain of $0.3 million, primarily relating to the sale of real estate in California.

      Interest income increased to $2.0 million in the third quarter of 1999 from $1.6 million in the third quarter of 1998, primarily due to higher invested balances. Interest expense decreased to $1.3 million in 1999 from $1.8 million in 1998, primarily due to the conversions and repurchases of a portion of the Company's 5% subordinated convertible debentures.

      The effective tax rate was 40% in the third quarter of 1999, compared with 42% in the third quarter of 1998. The effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate decreased in 1999 due to a change in the Company's estimated effective rate as a result of the favorable resolution of a Company claim for prior-year research and development tax credits.

First Nine Months 1999 Compared With First Nine Months 1998

      Revenues increased to $321.4 million in the first nine months of 1999 from $311.2 million in the first nine months of 1998. Revenues from the Analytical Instruments segment increased $11.1 million to $223.5 million in 1999 from $212.4 million in 1998. The increase resulted primarily from an increase in revenues in Europe, principally across all product lines, and the inclusion of $0.5 million of revenues from an acquisition in the third quarter of 1999. In addition, revenues increased $0.3 million due to the favorable effects of currency translation as a result of the weakening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, primarily the Japanese yen. The increases were offset in part by lower demand for the Company's Fourier transform mass spectrometers and, to a lesser extent, a decline in revenues from customers in Brazil due to the unstable economic conditions there. Revenues from the Scientific Equipment segment decreased to $97.9 million in 1999 from $98.8 million in 1998, primarily due to a decline in revenues from customers in Europe as a result of heightened competition in one of the Company's product lines, offset in part by an increase in revenues in Asia due to the improved economic conditions there.

      The gross profit margin decreased to 47% in the first nine months of 1999 from 48% in the first nine months of 1998, primarily due to a shift in the product mix in the Analytical Instruments segment.

      Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 24.4% in the first nine months of 1999, compared with 24.6% in the first nine months of 1998. Selling, general, and administrative expenses increased to $78.5 million in 1999 from $76.7 million in 1998, primarily due to higher selling and marketing expenses in the Scientific Equipment segment and, to a lesser extent, the Analytical Instruments segment.

      Research and development expenses decreased to $22.0 million in the first nine months of 1999 from $23.9 million in the first nine months of 1998, primarily due to lower spending in the Analytical Instruments segment as a result of the completed development of certain new products.

      In the third quarter of 1999, the Company reversed $0.3 million of previously established restructuring reserves that were not required (Note 6). In the third quarter of 1998, the Company recorded restructuring costs of $4.6 million related to severance costs for approximately 85 employees and the closure of a facility.

      In the first nine months of 1999 and 1998, the Company's Analytical Instruments segment recorded gains of $1.6 million and $1.3 million, respectively, primarily relating to the sale of real estate in California.

      Interest income increased to $5.2 million in the first nine months of 1999 from $4.5 million in the first nine months of 1998, primarily due to higher invested balances. Interest expense decreased to $3.9 million in 1999 from $5.2 million in 1998, primarily due to the conversions and repurchases of a portion of the Company's 5% subordinated convertible debentures.

      The effective tax rate was 41% in the first nine months of 1999, compared with 42% in the first nine months of 1998. The effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the effect of state income taxes, foreign tax rate and tax law differentials, and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate decreased in 1999 due to the reason discussed in the results of operations for the third quarter.

Liquidity and Capital Resources

      Consolidated working capital was $161.6 million at October 2, 1999, compared with $200.0 million at January 2, 1999. Included in working capital are cash and cash equivalents of $42.8 million at October 2, 1999, compared with $132.4 million at January 2, 1999. In addition, as of October 2, 1999, the Company had $105.9 million invested in an advance to affiliate. Prior to the use of new cash management arrangements between the Company and Thermo Electron Corporation (Note 7), which became effective in 1999, such amounts were included in cash and cash equivalents. At October 2, 1999, $36.6 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S. tax. Also reflected in working capital is $61.0 million principal amount of 5% subordinated convertible debentures due September 2000.

      Cash provided by operating activities was $41.3 million in the first nine months of 1999. A decrease in accounts receivable provided cash of $10.2 million, primarily due to lower revenues in the third quarter of 1999, compared with the fourth quarter of 1998. Cash of $8.4 million was used to reduce other current liabilities, primarily due to a reduction in accrued payroll and related benefits and customer deposits. Cash of $3.3 million was used to fund a decrease in accounts payable, primarily due to the timing of payments.

      During the first nine months of 1999, the Company's primary investing activities, excluding advance to affiliate activity (Note 7), included an acquisition and the purchase of property, plant, and equipment. The Company expended $2.4 million for an acquisition and $3.7 million for purchases of property, plant, and equipment. In addition, the Company received $1.7 million in proceeds from the sale of property, plant, and equipment, primarily relating to the sale of real estate in California. During the remainder of 1999, the Company plans to make capital expenditures of approximately $3.0 million.

      The Company's financing activities used $19.6 million of cash in the first nine months of 1999. The Company used $11.6 million of cash to purchase Company securities pursuant to authorizations by the Company's Board of Directors. As of October 2, 1999, the Company had a remaining authorization to purchase $15.9 million of its own securities, through September 24, 2000, in the open market, or in negotiated transactions. Such purchases are funded from working capital. During the first nine months of 1999, the Company used $8.1 million of cash for the repayment of short- and long-term obligations.

      Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds, and/or short-term borrowings from Thermo Instrument Systems Inc. or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company's 5% subordinated convertible debentures are due in September 2000. The maturity of this debt may adversely affect the Company's liquidity beginning in the third quarter of 2000. Excluding the debentures, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. In phase two of its program, any noncompliant systems or non-information technology systems that were identified during phase one were prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company has substantially completed upgrading or replacing its material noncompliant information technology systems. In many cases, such upgrades or replacements were made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company believes that all of its material information technology systems and critical non-information technology systems are currently year 2000 compliant.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is following up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company has substantially completed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 issues. This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

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

(a)   Reports on Form 8-K

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1999.

                                                     THERMOQUEST CORPORATION



                                                     /s/ Paul F. Kelleher
                                                     Paul F. Kelleher
                                                     Chief Accounting Officer



                                                     /s/ Theo Melas-Kyriazi
                                                     Theo Melas-Kyriazi
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
---------------------------------------------------------------------------
   27          Financial Data Schedule.