Form 10-K
period 2000-01-01
THERMOQUEST CORP \DE\
filed 2000-03-15
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                                FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $58,388,000.

As of January 28, 2000, the Registrant had 50,397,707 shares of Common Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

The information required by Part III of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

                            PART I

Item 1.  Business

(a)   General Development of Business

      The businesses of ThermoQuest Corporation (the Company or the Registrant) are reported in two segments: Analytical Instruments and Scientific Equipment. Businesses within the Analytical Instruments segment develop, manufacture, sell, and service mass spectrometers, liquid chromatographs, gas chromatographs, and multi-instrument combinations of these products, which are used in the quantitative and qualitative analysis of chemical compounds at ultratrace levels of detection. Businesses within this segment also supply a range of advanced software for use with these instruments, as well as consumables for the chromatography industry. Businesses included in the Company's Scientific Equipment segment develop, manufacture, sell, and service scientific equipment for the preparation and preservation of chemical samples. The Company's products are used primarily by pharmaceutical companies for drug research, testing, and quality control; by biotechnology researchers to study proteins and other biological samples to gain knowledge about diseases and possible treatments; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications.

      The Company is a leading manufacturer of mass spectrometers, liquid chromatographs, and gas chromatographs. Many of the major developments in advanced mass spectrometry were pioneered by the Company. The ion-trap mass spectrometer, which employs the latest mass spectrometer technology, was first commercialized by the Company. In 1995, the Company introduced two instruments that integrate a highly sensitive, yet affordable, ion-trap mass spectrometer with a liquid chromatograph or a gas chromatograph to form the industry's most powerful benchtop liquid chromatograph/mass spectrometer (LC/MS) and gas chromatograph/mass spectrometer (GC/MS) instruments.

      An element of the Company's strategy is to combine its internal growth with the acquisition of complementary products and technologies. Effective March 12, 1997, the Company acquired from Thermo Instrument Systems Inc. three business units within the Laboratory Products Group of its Life Sciences International PLC subsidiary, as well as Life Sciences' Hypersil operation, for approximately $156.9 million. The Laboratory Products businesses develop, manufacture, sell, and service scientific equipment for the preparation and preservation of chemical samples. Hypersil develops, manufactures, and sells liquid chromatography media and columns used in high-performance liquid chromatography.

      The Company was incorporated in June 1995 as a wholly owned subsidiary of Thermo Instrument. In March and April 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of $47.8 million. In March 1997, the Company sold 1,768,500 shares of its common stock for net proceeds of $24.8 million. As of January 1, 2000, Thermo Instrument owned 45,521,405 shares of the Company's common stock, representing 90% of such stock outstanding. Thermo Instrument is an 88%-owned subsidiary of Thermo Electron Corporation. As of January 1, 2000, Thermo Electron owned 159,880 shares of the Company's common stock, representing 0.32% of such stock outstanding. Thermo Instrument and Thermo Electron are global leaders in the development, manufacture, and sale of measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Instrument's and Thermo Electron's powerful analysis technologies help researchers sift through data to make the discoveries that will fight disease or prolong life; allow manufacturers to fabricate ever-smaller components required to increase the speed and quality of communications; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently and safely.

      On January 31, 2000, the Company announced that Thermo Instrument will acquire the publicly held shares of the Company's common stock for $17.00 per share in cash, as outlined in Note 14 to Consolidated Financial Statements in the Registrant's 1999* Annual Report to Shareholders, which statements are incorporated herein by reference. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      The Company develops, manufactures, sells, and services mass spectrometers, liquid chromatographs, gas chromatographs, and multi-instrument combinations of these products, which are used in the quantitative and qualitative analysis of chemical compounds at ultratrace levels of detection, as well as instrument software and supplies for the chromatography industry. The Company also develops, manufactures, sells, and services scientific equipment for the preparation and preservation of chemical samples.

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



--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

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

TECHNOLOGY

Analytical Instruments

      Mass Spectrometers. A mass spectrometer is an instrument in which the chemical compound to be analyzed is broken down into electrically charged fragments (ions), and then sorted according to their mass-to-charge ratios. All mass spectrometers consist of a device for introducing samples, an ionization source, a mass analyzer that separates ions according to mass ratios, a detector that converts the ions into an electrical signal, a signal processor that amplifies the electrical signal, and a computer that organizes and displays information in a convenient and useful manner. The resulting data creates a "fingerprint" that is then compared to a database for identification. Mass spectrometers are the most powerful tools for the identification and quantification of chemical substances. A gas or liquid chromatograph is used to separate complex mixtures of chemicals into discrete components, which can then be analyzed based on the chromatograph results alone or can be introduced into a mass spectrometer to give additional information and to specifically identify unknown components.

      The Company has pioneered many of the significant developments in mass spectrometry and holds numerous U.S. and international patents relating to mass spectrometry, with additional patents pending. The Company has a distinguished record of being the first to commercialize new technologies developed in its own laboratories as well as from an extensive worldwide network of university collaborators. Examples include the first computerized GC/MS quadrupole system, the first commercial chemical ionization ion source, the first commercial triple quadrupole MS/MS system, the first commercial ion-trap system, and the first commercial ion-trap MS/MS system.

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

      Liquid Chromatographs. High performance liquid chromatography (HPLC) is an analytical technique used to separate, identify, and quantify complex mixtures of primarily organic chemicals. In HPLC, the sample is introduced into a solvent stream that is being pumped at a high pressure through a liquid chromatography column. The column, both through physical and chemical properties, separates the complex mixtures into discrete bands, allowing identification. The separated sample is then passed through a detector that measures the sample using various technologies, including ultraviolet and visible light absorption, changes in refractive index, fluorescence, and conductivity. The data produced by the detector is converted to an electronic form and transmitted for display and manipulation on a personal computer. For complex mixtures, the HPLC may be coupled with a mass spectrometer to give additional information and specifically identify unknown components.

      Gas Chromatographs. Like HPLC, gas chromatography is an analytical technique used to separate, identify, and quantify complex mixtures of primarily organic chemicals. Although gas chromatographs are generally easier to use and have higher resolution than liquid chromatographs, only a relatively small percentage of compounds can be converted to gaseous form for analysis in a gas chromatograph. In gas chromatography, samples are introduced typically by syringe injection and are converted into the gas phase by heating. The sample passes through an analytical column, and the various components of the sample mixture are separated into discrete bands that are suitable for analysis by detectors. Detectors can be assembled in various configurations to facilitate analysis of different chemical and physical properties in a sample mixture. The data produced by the detector is converted to electronic form and transmitted for display and manipulation on a personal computer. For complex mixtures, where compounds cannot be adequately separated and identified by gas chromatography, the gas chromatograph can be coupled with a mass spectrometer to give additional information and specifically identify unknown components.

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

Sample Preservation Equipment

      Ultralow Temperature Freezer. This specially designed cascade refrigeration system is designed to store all types of biological material, providing storage temperatures down to -86 degrees Celsius.

      Cryopreservation System. This vacuum-insulated equipment controls liquid nitrogen to produce extremely low temperatures, as low as -196 degrees Celsius, in order to store biological material, such as bone marrow, cornea, heart valves, spermatozoa, bacteria, and viruses, for very long periods of time.

SALES AND MARKETING

      The Company markets its products in larger international markets through its own direct worldwide sales force, and in smaller markets through a network of dealers and distributors. In addition, the Company sells certain of its liquid and gas chromatographs as well as scientific equipment pursuant to original equipment manufacturer (OEM) arrangements under which third parties purchase and resell the Company's products. The Company's sales force is supported throughout the world by a customer support group that provides training, instrument servicing, and parts replacements.

      (ii) and (xi) New Products; Research and Development

      The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses for the Company were $29.0 million, $31.5 million, and $28.2 million in 1999, 1998, and 1997, respectively.

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

      (vii)   Dependency on a Single Customer

      No single customer accounted for 10% or more of the Company's total revenues in any of the past three years.

      (viii)  Backlog

      The Company's backlog of firm orders was as follows:

(In thousands)                                                                             1999      1998
------------------------------------------------------------------------------------- ---------- ---------

Analytical Instruments                                                                  $67,737    $48,719
Scientific Equipment                                                                      8,272      8,512
                                                                                        -------    -------

                                                                                        $76,009    $57,231
                                                                                        =======    =======
      The Company includes in its backlog only orders confirmed with a purchase order for products and related services scheduled to be shipped or rendered within one year. Certain of such firm orders are cancelable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog at January 1, 2000, will be shipped or completed during 2000. The
Company does not believe that the level of, or changes in the level of, its backlog is necessarily a meaningful indicator of future results of operations.

      (ix)    Government Contracts

      Not applicable.



      (x)     Competition

      The Company competes in each of its markets primarily on technical performance, customer service and support, and price.

Analytical Instruments

      The Company's principal competitors in the mass spectrometry market include the Chemical Analysis Group of Hewlett-Packard Company, the MicroMass
Group of Waters Corporation, Shimadzu Corporation, and PerkinElmer Corporation.
The Company's principal competitors in the liquid chromatography market include
Waters, Agilent, Shimadzu, and PerkinElmer. In the gas chromatography market, the Company competes with numerous companies including Agilent, Varian
Associates, Inc., PerkinElmer, and Shimadzu. The Company's principal competitors in the chromatography consumables market include Waters, Agilent, Merck
Corporation, Phenomenex Inc., and numerous regional suppliers.

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

      (xiii)  Number of Employees

      As of January 1, 2000, the Company employed approximately 1,950 people.

(d)   Financial Information About Exports by Domestic Operations and About
      Geographic Areas

      Financial information about exports by domestic operations and about geographic areas is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant
        Name                       Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------------   ---   ---------------------------------------------------------

        Dr. Richard W.K. Chapman   55    Chief Executive Officer and President (1995)
        Lewis H. Rosenblum         57    Vice President (1999)
        Theo Melas-Kyriazi         40    Chief Financial Officer (1998)
        Paul F. Kelleher           57    Chief Accounting Officer (1995)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal.  Dr. Chapman has been Chief Executive
Officer and President of the Company since its inception in June 1995.  Dr. Chapman served as President of Finnigan Corporation, a subsidiary of the Company, from 1992 to 1995.  Mr. Rosenblum was appointed
Vice President of the Company in February 1999.  He has served as President of the Company's Scientific
Equipment Group since March 1997, when that business was acquired as part of the Life Sciences acquisition.  Mr. Rosenblum served as President of the Laboratory Products Group of Life Sciences from
1996 to 1997.  From 1991 to 1996, he was President of Forma Scientific, Inc.  Mr. Melas-




Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. In 1994, he was named President and Chief
Executive Officer of ThermoSpectra Corporation, formerly a public subsidiary of Thermo Instrument. In 1998, he became Vice President of Corporate Strategy for
Thermo Electron. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The location and general character of the Company's principal properties by segment as of January 1, 2000, are:

Analytical Instruments

      The Company owns approximately 614,000 square feet of office, engineering, laboratory, and production space, principally in California, Texas, Florida, Italy, and Germany; and leases approximately 169,000 square feet of office space under leases expiring from 2000 through 2005, principally in Florida, California, England, France, Japan, and Germany. As of January 1, 2000, the
Company had a $6.2 million mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $14.6 million.

Scientific Equipment

      The Company owns approximately 360,000 square feet of office, engineering, laboratory, and production space in Ohio and Massachusetts; and leases approximately 82,000 square feet of office space under leases expiring from 2000 through 2014, principally in New York and England.

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

Item 3.  Legal Proceedings

      On January 23, 1997, the Company's Finnigan subsidiary filed complaints against Bruker-Franzen Analytik GmbH and its U.S. affiliate, and Hewlett-Packard
Company, for alleged violation of two U.S. patents owned by Finnigan. The patents pertain to methods used in ion-trap mass spectrometers. The complaint was filed in the U.S. District Court for the District of Massachusetts. Finnigan has asked for damages to compensate for the infringement, and for injunctions against further infringement.

      The District Court action was stayed pending completion of a parallel investigation by the United States International Trade Commission (ITC). In
April 1998, the ITC determined that the defendants did not engage in unfair practices in U.S. import trade with respect to the Finnigan patents, and that the Finnigan patents are invalid and/or not infringed. Finnigan appealed the ITC's determination with respect to one of its patents to the United States
Court of Appeals for the Federal Circuit (CAFC). The CAFC issued its decision in June 1999 affirming the ITC's determination of noninfringement but reversing the ITC's determination of invalidity.

      Bruker presented counterclaims in the ITC investigation. The counterclaims were removed to the District Court in Massachusetts and also stayed. These claims allege that the Finnigan patents are invalid and unenforceable and are not infringed by the mass spectrometers manufactured by Bruker. They also allege that Finnigan has violated U.S. and Massachusetts antitrust laws and engaged in unfair competition by attempting to maintain a monopoly position and restrain trade through enforcement of allegedly fraudulently obtained patents. Bruker has asked for judgment consistent with its counterclaims, and for three times the antitrust damages (including attorneys' fees) it has sustained.


      The stays on both cases in the District Court in Massachusetts have been lifted and the cases are proceeding in the District Court.

      In February 1999, Finnigan filed complaints against Bruker-Franzen
Analytik GmbH and Hewlett-Packard GmbH, in District Court in Dusseldorf,
Germany, for violation of four German patents owned by Finnigan. The patents pertain to methods used in ion-trap mass spectrometers. Bruker and Hewlett-Packard have challenged the validity of these patents in Federal Patent
Court in Munich. Bruker has filed a complaint against Finnigan in District Court in Dusseldorf for alleged violation of two German patents owned by Bruker.

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



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

      Not applicable.

                                   PART III

      The information required by Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.


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

Date:  March 15, 2000           THERMOQUEST CORPORATION


                                By: /s/ Richard W.K. Chapman
                                    Richard W.K. Chapman
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 15, 2000.

Signature                           Title


By:  /s/ Richard W.K. Chapman       President, Chief Executive Officer, and
     Richard W.K. Chapman               Director


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


By:  /s/ Anthony J. Pellegrino      Director
     Anthony J. Pellegrino


By:  /s/ Michael E. Porter          Director
     Michael E. Porter





                          Report of Independent Public Accountants

To the Shareholders and Board of Directors of ThermoQuest Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoQuest Corporation's
Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 2000 (except with respect to the matter discussed in Note 14, as to which the date is March 6, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          Arthur Andersen LLP



Boston, Massachusetts
February 15, 2000

SCHEDULE II

                                         THERMOQUEST CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)

Description                         Balance at    Provision     Accounts    Accounts   Other (a)    Balance
                                     Beginning   Charged to    Recovered     Written                 at End
                                       of Year      Expense                      Off                of Year
----------------------------------- ----------- ------------ ------------ ----------- ----------- ----------

Allowance for Doubtful Accounts

Year Ended January 1, 2000             $ 4,065     $   687      $   222      $  (784)    $  (231)    $3,959

Year Ended January 2, 1999             $ 4,361     $   825      $    90      $(1,357)    $   146     $4,065

Year Ended January 3, 1998             $ 4,459     $   549      $    33      $  (760)    $    80     $4,361


Description                         Balance at  Established     Activity   Other (c)    Balance
                                     Beginning   as Cost of   Charged to                 at End
                                       of Year Acquisitions     Reserve                 of Year
----------------------------------- ----------- ------------ ------------ ----------- ----------

Accrued Acquisition Expenses (b)

Year Ended January 1, 2000            $    331    $      -     $   (320)    $    (11)   $     -

Year Ended January 2, 1999            $    377    $    331     $   (362)    $    (15)   $   331

Year Ended January 3, 1998            $    357    $    971     $   (789)    $   (162)   $   377


Description                         Balance at     Provision    Activity   Other (f)     Balance
                                     Beginning    Charged to  Charged to                  at End
                                       of Year   Expense (e)     Reserve                 of Year
----------------------------------- ----------- ------------- ----------- ----------- -----------

Restructuring Reserves (d)

Year Ended January 1, 2000              $1,634      $ (326)      $(1,063)    $  (178)     $   67

Year Ended January 2, 1999              $    -      $3,660       $(2,010)    $   (16)     $1,634

(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction in cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 9 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(e) Reflects reversal in 1999 of previously recorded restructuring costs.
    Excludes provision in 1998 of $0.9 million for an asset write-down.
(f) Represents the effect of foreign currency translation.




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

10.4           Master Cash Management, Guarantee Reimbursement and Loan Agreement dated June 1, 1999, by and between the Registrant and Thermo Electron (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-14262] and incorporated herein by reference).

10.5           Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 2,
               1997, by and among Thermo Instrument and the Registrant (filed as Exhibit 10.6 to the
               Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998
               [File No. 1-14262] and incorporated herein by reference).

10.6           Amended and Restated Equity Incentive Plan of the Registrant (filed as
               Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended July 3, 1999 [File No.
               1-14262] and incorporated herein by reference).

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



Exhibit
Number         Description of Exhibit

10.7           Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as
               Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-14262] and incorporated herein by reference).

10.8           Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-14262] and incorporated herein by reference).

10.9           Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

10.10          Fiscal Agency Agreement dated as of August 3, 1995, among the Registrant, Thermo
               Electron, and The Chase Manhattan Bank (formerly Chemical Bank) (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-00276] and
               incorporated herein by reference).

10.11          Deed of Trust and Security Agreement dated February 22, 1989, between the Registrant (as successor-in-interest to Finnigan Properties, Inc.) and the Northwestern Mutual Life
               Insurance Company (filed as Exhibit 10.13 to the Registrant's Registration Statement on
               Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

10.12          Indemnification Agreement dated as of November 4, 1996, between Thermo Instrument and the
               Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 28, 1996 [File No. 1-14262] and incorporated herein by reference).

10.13          Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as
               Exhibit 10.14 to the Registrant's Annual Report to Shareholders for the fiscal year ended
               January 3, 1998 [File No. 1-14262] and incorporated herein by reference).

13             Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.