Form 10-K/A
period 2000-01-01
THERMOQUEST CORP \DE\
filed 2000-05-01
CIK 1005868

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-14262

                             THERMOQUEST CORPORATION
            (Exact name of Registrant as specified in its character)

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

           Securities registered pursuant to Section 12(b)of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
-------------------                                      -----------------------
Common Stock, $.01 par value                             American Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  X   No    .
                           ----   ----

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

As of January 28, 2000, the Registrant had 50,397,707 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference into Parts I and II.

Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 are hereby amended and restated in their entirety as follows:

                                    Part III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below are the names of the directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermo Instrument Systems Inc. ("Thermo Instrument"), a manufacturer of measurement and detection instruments and Thermo Instrument's parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, medical devices, power generation and resource recovery is reported in Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

--------------------------------------------------------------------------------
Richard W. K. Chapman   Dr. Chapman,  55, has been the chief executive  officer,
                        president  and a director of the  Corporation  since its
                        inception  in June  1995.  He  served  as  president  of
                        Finnigan Corporation  ("Finnigan"),  a subsidiary of the
                        Corporation,   from  1992  to  1995,  and  as  marketing
                        director of Finnigan from 1989 to 1995. He has been senior vice president of Thermo Instrument since July
                        1998 and was a vice president of Thermo Instrument from 1992 until July 1998.

--------------------------------------------------------------------------------
Frank Jungers           Mr. Jungers,  74, has been a director of the Corporation
                        since January 1996. Mr. Jungers has been a self-employed
                        consultant  on business and energy  matters  since 1977.
                        Mr.  Jungers was  employed by the Arabian  American  Oil
                        Company  from 1974  through  1977 as chairman  and chief
                        executive officer. Mr. Jungers is also a director of The
                        AES Corporation,  Donaldson,  Lufkin & Jenrette,  Statia
                        Terminals  Group N.V.,  Thermo  Ecotek  Corporation  and
                        Thermo Electron.
--------------------------------------------------------------------------------
Earl R. Lewis           Mr.  Lewis,  56, has been a director of the  Corporation
                        since its  inception  in June 1995.  Mr.  Lewis has been
                        president   and  chief   executive   officer  of  Thermo
                        Instrument   since   March   1997  and   January   1998,
                        respectively,  and was chief operating officer of Thermo
                        Instrument  from January 1996 to January 1998.  Prior to
                        that time,  he was  executive  vice  president of Thermo
                        Instrument from January 1996 to March 1997,  senior vice
                        president  of Thermo  Instrument  from  January  1994 to
                        January 1996,  and vice  president of Thermo  Instrument
                        from  March  1992 to January  1994.  Mr.  Lewis has been
                        chief operating officer,  measurement and detection,  of
                        Thermo  Electron  since  September  1998.  Prior  to his
                        appointment as chief operating officer,  measurement and
                        detection,  Mr. Lewis served as senior vice president of
                        Thermo  Electron  from June 1998 to  September  1998 and
                        vice  president  from  September  1996 to June 1998. Mr.
                        Lewis served as chief executive  officer of Thermo Optek
                        Corporation,   a  majority-owned  subsidiary  of  Thermo
                        Instrument,  that  manufactures  analytical  instruments
                        that measure  energy and light for purposes of materials
                        analysis,  characterization  and  preparation,  from its
                        inception in August 1995 to January  1998.  Mr. Lewis is
                        also a director of FLIR Systems,  Inc.,  Metrika Systems
                        Corporation, Spectra-Physics Lasers, Inc., SpectRx Inc.,
                        Thermo Instrument and Thermo Optek Corporation.
--------------------------------------------------------------------------------
Anthony J. Pellegrino   Mr.   Pellegrino,   60,  has  been  a  director  of  the
                        Corporation  since  its  inception  in  June  1995.  Mr.
                        Pellegrino has been director of corporate development of
                        ThermoTrex  Corporation,  a Thermo  Electron  subsidiary
                        which, among other things,  manufactures mammography and
                        needle-biopsy   systems  and  supplies   general   x-ray
                        equipment,  since  March  1997  and  was a  senior  vice
                        president of that company from July 1995 to March 1997.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Michael E. Porter       Dr. Porter,  51, has been a director of the  Corporation
                        since   November   1995.  He  has  been  the  C.  Roland
                        Christensen Professor of Business  Administration at the
                        Harvard Business School since 1990. Dr. Porter is also a
                        director of Alpha-Beta  Technologies Inc. and Parametric
                        Technologies Corporation.
--------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron ("outside directors"). The present members of the audit committee are Dr. Porter (Chairman) and Mr. Jungers. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Jungers (Chairman) and Dr. Porter. The human resources committee reviews the performance of senior members of management, approves executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met five times, the audit committee met twice and the human resources committee met five times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he served that were held during fiscal 1999, except for Mr. Pellegrino who attended 60% of all meetings of the board of directors that were held during fiscal 1999.

COMPENSATION OF DIRECTORS

         CASH COMPENSATION

         Outside directors receive an annual retainer of $4,000 and a fee of $1,000 per meeting for attending regular meetings of the board of directors and $500 per meeting for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Dr. Chapman, Mr. Lewis and Mr. Pellegrino are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

         DEFERRED COMPENSATION PLAN

         Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change of control or proposed change of control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following are deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999 or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. As of January 1, 2000 a total of 75,000 shares of Common Stock has been reserved for issuance under the Deferred Compensation Plan and deferred units equal to approximately 5,517 shares of Common Stock were accumulated under the Deferred Compensation Plan.

         DIRECTORS STOCK OPTION PLAN

         The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually, commencing with the annual meeting of the Stockholders to be held in 2000. The annual grant is made at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants are immediately exercisable at any time from and after the grant date of the option and generally expire on the third anniversary of the grant date.

         The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of January 31, 2000, options to purchase 90,000 shares of Common Stock had been granted to directors and were outstanding under the Directors Plan, no options to purchase Common Stock had lapsed or been exercised, and options to purchase 135,000 shares of Common Stock were available for future grant.

STOCK OWNERSHIP POLICY FOR DIRECTORS

         The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership within a three-year period. The chief executive officer of the Corporation is required to comply with a separate stock holding policy established by the Committee, which is described below.

EXECUTIVE OFFICERS

         Reference is made to Item 1(e) of this Annual Report on Form 10-K for information regarding the Executive Officers of the Registrant.

Item 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation during the last three fiscal years for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its executive officers whose total annual salary and bonus, as determined in accordance with the Securities and Exchange Commission, was greater that $100,000, and who were employed by the Corporation as of the end of fiscal 1999. These executive officers are together referred to as the "named executive officers."

         The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the corporate services agreement between the Corporation and Thermo Electron. See Item 13 - "Certain Relationships and Related Transactions." Accordingly, the compensation for these individuals is not reported in the following table.

                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                             Long Term Compensation
                                                                               ---------------------
                                          Annual Compensation    Restricted         Securities
    Name and                Fiscal                                   Stock          Underlying            All Other
Principal Position           Year        Salary         Bonus       Award (1)       Options (2)        Compensation (3)
-------------------         ------       ------         ------      ---------       ------------       ----------------
Richard W. K. Chapman        1999       $220,015       $175,000   $77,241 (TMQ)          500 (TMO)        $24,805 (4)
  President and                                                                       25,000 (THI)
  Chief Executive Officer    1998       $190,000       $110,000                      100,000 (TMQ)        $19,488 (4)
                                                                                       8,298 (TMO)
                                                                                       7,500 (MKA)
                                                                                       7,500 (ONX)
                                                                                       4,000 (RGI)
                                                                                       2,000 (TDX)
                                                                                      24,999 (THI)
                                                                                       1,023 (TKN)
                                                                                       2,000 (TRIL)
                             1997       $180,000       $153,000          --              300 (TMO)        $42,782 (4)
-------------------------------------------------------------------------------------------------------------------------
Lewis H. Rosenblum (5)       1999       $200,000       $100,000          --            6,000 (TMQ)        $18,015 (6)
  Vice President                                                         --
-------------------------------------------------------------------------------------------------------------------------

(1) In fiscal 1999, Dr. Chapman was awarded 7,400 shares of restricted Common Stock of the Corporation with a value of $77,241 on the grant date. The restricted stock award vests 100% on the third anniversary of the grant date. Any cash dividends paid on restricted shares are entitled to be retained by the recipient without regard to vesting. Any stock dividends paid on restricted shares are entitled to be retained by the recipient subject to the same vesting restrictions as the underlying stock. At the end of fiscal 1999, Dr. Chapman held 7,400 restricted shares with an aggregate value of $76,316.

(2) Options granted by the Corporation are designated in the table as "TMQ." In addition, the named executive officers have also been granted options to purchase common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as
         MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Instrument Systems Inc. (designated in the table as THI), ThermoTrex Corporation (designated in the table as TKN) and Thermo Trilogy Corporation (designated in the table as TRIL).

(3) Represents the amount of matching contributions made on behalf of executive officers participating in the 401(k) plan maintained by Finnigan in the case of Dr. Chapman and the 401(k) plan maintained by Forma Scientific Inc., a subsidiary of the Corporation, in the case of Mr. Rosenblum.

(4) In addition to the matching contribution referred to in footnote (3), such amounts include $14,805, $9,448 and $10,480, which represents the amount of compensation attributable to interest-free loans provided to Dr. Chapman pursuant to the Corporation's stock holding assistance plan in fiscal 1999, 1998 and 1997, respectively. See Item 13 - "Certain Relationships and Related Transactions - Stock Holding Assistance Plan." The amount reported for 1997 for Dr. Chapman includes $28,147 for relocation expenses reimbursed to Dr. Chapman.

(5) Mr. Rosenblum was appointed a vice president of the Corporation on February 10, 1999. The salary reported for fiscal 1999 represents compensation for the entire fiscal year.

(6) In addition to the matching contribution referred to in footnote (3), such amounts includes $15,615 which represents the amount of compensation attributable to the pension plan maintained by Forma Scientific Inc.

STOCK OPTIONS GRANTED DURING FISCAL 1999

         The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the Corporation's chief executive officer and the other named executive officer. It has not been the

Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

                                                 OPTION GRANTS IN FISCAL 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable
                                                   Percent of                                 Value at Assumed
                         Number of Securities    Total Options                             Annual Rates of Stock
                           Underlying Options      Granted to      Exercise                 Price Appreciation for
                              Granted and        Employees in     Price Per   Expiration       Option Term (2)
Name                          Company (1)         Fiscal Year       Share        Date          5%           10%
----                          -----------         ------------      -----        ----          ---          ----
Richard W. K. Chapman              500 (TMO)         0.02% (3)      $14.81     09/22/04       $2,050       $4,521
                                25,000 (THI)         2.14% (3)      $11.95     09/15/04      $82,540     $182,390
-----------------------------------------------------------------------------------------------------------------------
Lewis H. Rosenblum               6,000 (TMQ)         1.65%          $11.63     06/10/04      $19,280      $42,601
-----------------------------------------------------------------------------------------------------------------------

(1) All of the options granted during fiscal 1999 were immediately exercisable as of the end of fiscal 1999. Generally, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights lapse ratably over a one- to two year period with an option term of five years, provided that the optionee continues to be employed by the company or another Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under the Summary Compensation Table above for the company abbreviations used in this table.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting company, the optionee's continued employment through the option period and the date on which the options are exercised.

(3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

STOCK OPTIONS EXERCISED DURING FISCAL 1999 AND FISCAL YEAR-END VALUES

         The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Corporation's chief executive officer and the other named executive officer. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

                    AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL 1999 YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                                                      Value of
                                                                               Number of           Unexercised
                                                                               Securities          In-the-Money
                                                                               Underlying           Options at
                                                                           Unexercised Options      Fiscal Year
                                                Shares                      at Fiscal Year-End         -End
                                             Acquired on        Value         (Exercisable/       (Exercisable/
        Name               Company (2)         Exercise     Realized (1)    Unexercisable) (2)    Unexercisable)
        ----               -----------         --------     ------------    ------------------   --------------
Richard W. K. Chapman (3)     (TMQ)               --             --           325,000  /0        $87,300  /--
                              (TMO)            8,436        $40,957            80,646  /0 (4)     $5,167  /--
                              (MKA)               --             --             7,500  /0 (5)         $0  /--
                              (ONX)               --             --             7,500  /0 (5)         $0  /--
                              (RGI)               --             --             4,000  /0         $1,000  /--
                              (TDX)               --             --             2,000  /0             $0  /--
                              (TBA)               --             --            30,000  /0       $251,250  /--
                              (TFG)               --             --             2,000  /0         $4,376  /--
                              (THI)               --             --           196,249  /0        $24,563  /--
                              (TLT)               --             --                 0  /2,000         --  /$0 (6)
                              (TOC)               --             --            15,000  /0        $13,575  /--
                              (TSR)               --             --             2,000  /0         $1,000  /--
                              (TKN)               --             --             1,023  /0            $56  /--
                              (TRIL)              --             --                 0  /2,000         --  /$0 (6)
                              (TXM)               --             --             4,000  /0             $0  /--
--------------------------------------------------------------------------------------------------------------------
Lewis H. Rosenblum            (TMQ)               --             --            37,500  /0        $12,222  /--
                              (TMO)               --             --             2,200  /0             $0  /--
---------------------------------------------------------------------------------------------------------------------

(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) All of the options reported outstanding at the end of fiscal 1999 were immediately exercisable as of the end of fiscal 1999, except options to purchase the common stock of ThermoLyte Corporation and Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act or (ii) nine years after the grant date. Generally, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by, or serve as a director of, such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment or cessation of directorship, as the case may be. For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from three to twelve years, provided that the optionee continues to be employed by or serve as a director of the Corporation or another Thermo Electron company. For companies that are not publicly-traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under the Summary Compensation Table above for the company abbreviations used in this table in addition to the following company abbreviations: Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc,. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as

         TLT), Thermo Optek Corporation (designated in the table as TOC), Thermo Sentron Inc. (designated in the table as TSR) and Trex Medical Corporation (designated in the table as TXM).

(3) Dr. Chapman also holds other unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation.

(4) Options to purchase 45,000 shares of the common stock of Thermo Electron granted to Dr. Chapman are subject to the same terms as described in footnote (2), except that the repurchase rights of Thermo Electron generally do not lapse until the tenth anniversary of the grant date. In the event of his death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of Thermo Electron shall be deemed to have lapsed ratably over a five-year period, commencing with the fifth anniversary of the grant date.

(5) Options to purchase 7,500 shares of the common stock of Metrika Systems Corporation and 7,500 shares of the common stock of ONIX Systems Inc. granted to Dr. Chapman are subject to the same terms as described in footnote (2), except that the repurchase rights are deemed to lapse 20% per year commencing on the fifth anniversary of the grant date.

(6) No public market for the shares underlying these options existed at fiscal year-end. Accordingly, no value in excess of the exercise price has been attributed to these options.

EXECUTIVE RETENTION AGREEMENTS

         Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual "for good reason", as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

         In 1998, Thermo Electron authorized an executive retention agreement with Dr. Chapman. This agreement provides that in the event Dr. Chapman's employment is terminated under circumstances described above, Dr. Chapman would be entitled to a lump sum payment equal to the sum of (a) one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) one times his highest annual bonus in any 12 month period during the prior five-year period. In addition, Dr. Chapman would be provided benefits for a period of one year after such termination substantially equivalent to the benefits package he would have been otherwise entitled to receive if he was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that Dr. Chapman holds in Thermo Electron and its subsidiaries, including the Corporation, as of the date of the change in control. Finally, Dr. Chapman would be entitled to a cash payment equal to $15,000 to be used toward outplacement services.

         Assuming that the severance benefits would have been payable as of January 1, 2000, the lump sum salary and bonus payment under such agreement to Dr. Chapman would have been approximately $373,000. In the event that payments under this agreement are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), Dr. Chapman would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment, plus the amount of all other additional taxes imposed on him attributable to the receipt of such gross-up payment.

STOCK OWNERSHIP POLICY

         The Committee has established a stock holding policy for the chief executive officer of the Corporation that requires him to own a multiple of his compensation in shares of the Corporation's Common Stock. The multiple is one times his base salary and reference bonus for the fiscal year in which compliance is achieved. The chief executive officer has three years from the adoption of the policy to achieve this ownership level.

         In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to the chief executive officer to enable him to purchase shares of Common Stock in the open market. Any loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. During 1996, Dr. Chapman received a loan in the principal amount of $210,654 under this plan, of which amount $168,523 was outstanding as of January 1, 2000. See Item 13 - "Certain Relationships and Related Transactions."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Instrument, the Corporation's parent company, and of Thermo Electron, Thermo Instrument's parent company, as of January 31, 2000, with respect to (i) each director, (ii) each named executive officer and (iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of January 31, 2000, with respect to each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock.

         While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                               ThermoQuest        Thermo Instrument      Thermo Electron
                Name (1)                     Corporation (2)      Systems Inc. (3)       Corporation (4)
                --------                     ---------------      ----------------       ---------------
Thermo Electron Corporation (5)..............   45,698,716                   N/A                   N/A
Richard W. K. Chapman........................      351,746               225,530                79,801
Frank Jungers................................       48,650                26,412               171,021
Earl R. Lewis................................      135,000               436,499               215,477
Anthony J. Pellegrino........................       91,000                     0                31,500
Michael E. Porter............................       96,267                     0                 3,710
Lewis H. Rosenblum...........................       40,744                 1,000                 3,200
All directors and current executive
  officers as a group (7 persons)............      788,407               872,156               963,241

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Dr. Chapman, Mr. Jungers, Mr. Lewis, Mr. Pellegrino, Dr. Porter, Mr. Rosenblum and all directors and executive officers as a group include 325,000, 45,000, 125,000, 90,000, 90,000, 37,500 and 737,500 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares of Common Stock owned by Mr. Jungers, Dr. Porter and all directors and current executive officers as a group include 2,650, 2,867 and 5,517 shares allocated through January 1, 2000, to their respective accounts maintained pursuant to the Deferred Compensation Plan. Shares of Common Stock beneficially owned by Mr. Rosenblum include 2,000 shares held by a trust for the benefit of his mother. No director or named executive officer beneficially owned more than 1% of the Common Stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned 1.56% of the Common Stock outstanding as of such date.

(3) Shares of the common stock of Thermo Instrument beneficially owned by Dr. Chapman, Mr. Jungers, Mr. Lewis and all directors and executive officers as a group include 196,249, 11,443, 409,081 and 780,460 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares of the common stock of Thermo Instrument beneficially owned by all directors and executive officers as a group include 468 shares allocated through January 31, 2000, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan (the "ESOP"). Shares of the common stock of Thermo Instrument owned by Mr. Jungers and all directors and current executive officers as a group include 13,563 shares allocated through January 1, 2000, to Mr. Jungers' account maintained pursuant to the Thermo Instrument Systems Inc. deferred compensation plan for directors. Shares of the common stock of Thermo Instrument beneficially owned by Mr. Lewis include 2,987 shares held by his spouse. No director or named executive officer beneficially owned more than 1% of the Thermo
         Instrument common stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(4) Shares of the common stock of Thermo Electron beneficially owned by Dr. Chapman, Mr. Jungers, Mr. Lewis, Mr. Pellegrino, Mr. Rosenblum and all directors and executive officers as a group include 76,428, 24,673, 212,278, 31,500, 2,200 and 731,440 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by all directors and executive officers as a group include 1,071 shares allocated to accounts maintained pursuant to the ESOP. Shares of the common stock of Thermo Electron owned by Mr. Jungers and all directors and executive officers as a group include 80,427 shares allocated to Mr. Jungers' account maintained pursuant to Thermo Electron's deferred compensation plan for directors. No director or named executive officer beneficially owned more than 1% of the Thermo Electron common stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(5) As of January 31, 2000, Thermo Electron, primarily through its majority-owned subsidiary Thermo Instrument, beneficially owned 90.67% of the outstanding Common Stock. Shares of the Common Stock beneficially owned by Thermo Electron Corporation include 18,181 shares that Thermo Electron has the right to acquire within 60 days of January 31, 2000 through the conversion of $3000,000 principal amount of the Corporation's 5% convertible debentures due 2000. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1999, except in the following instance. Thermo Electron filed one Form 4 late reporting a total of 9 transactions associated with the grant and lapse of options to purchase Common Stock granted to employees under its stock option program.

Item 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 0.8% of the Corporation's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the Corporation's revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Corporation $3,455,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. During fiscal 1999, the Corporation was billed an additional $41,000 by Thermo Electron for certain administrative services required by the Corporation that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the

Corporation  ceases  to be a  member  of the  Thermo  Group  or  ceases  to be a participant in the Thermo Electron Corporate Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

         The Corporation has entered into a Tax Allocation Agreement with Thermo Electron which outlines the terms under which the Corporation is to be included in Thermo Electron's consolidated Federal and state income tax returns. Under current law, the Corporation will be included in such tax returns so long as Thermo Electron owns at least 80% of the outstanding common stock of Thermo Instrument and Thermo Instrument owns at least 80% of the outstanding Common Stock of the Corporation. In years in which the Corporation has taxable income, it will pay to Thermo Electron amounts comparable to the taxes the Corporation would have paid if it had filed its own separate company tax returns. If Thermo Instrument's equity ownership of the Corporation were to drop below 80%, the company would file its own tax returns. In 1999, the Corporation was assessed $18,250,000 by Thermo Electron under the Tax Allocation Agreement. As of January 1, 2000, the Corporation owed Thermo Electron $13,775,000 for amounts due under the Tax Allocation Agreement.

         The Corporation has entered into an arrangement with Thermo BioAnalysis Corporation ("Thermo BioAnalysis") whereby the Corporation provides assembly labor for Thermo BioAnalysis' CE products on a contract basis. Under this arrangement, the Corporation assembles instruments as required by Thermo BioAnalysis for a charge based on the sum of the Corporation's actual cost of materials and the allocable portion of its labor, overhead and other indirect expenses. For the fiscal year ended January 1, 2000, Thermo BioAnalysis paid the Corporation approximately $74,000 under this arrangement.

         The Corporation acts as a distributor of certain of Thermo BioAnalysis' products, is the exclusive distributor of Thermo BioAnalysis' MALDI-TOF products in Japan and is the exclusive distributor of Thermo BioAnalysis' CE products in countries in which it maintains a direct sales force. The Corporation is responsible for all installation and warranty labor obligations at its expense. For the fiscal year ended January 1, 2000, the Corporation purchased $500,000 of products from Thermo BioAnalysis under these arrangements.

         The Corporation purchases and sells other products and/or services in the ordinary course of business with other subsidiaries of Thermo Electron. In 1999, the Corporation sold a total of $2,951,000 of other products and/or services to Thermo Electron subsidiaries and purchased a total of $9,554,000 of other products and/or services from such companies.

         The Corporation, along with other U.K.-based Thermo Electron companies, participates in a notional pool arrangement in the U.K. with Barclays Bank, which includes a $114,943,000 credit facility. The Corporation has access to $243,000 under this credit facility. Under this arrangement, Barclays notionally combines the positive and negative cash balances held by the participants to calculate the net interest yield/expense for the group. The benefit derived from this arrangement is then allocated based on balances attributable to the respective participants. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of January 1, 2000, the Corporation had a positive cash balance of approximately $13,272,000 based on an exchange rate of $1.6171/GBP 1.00. For 1999, the average annual interest rate earned on GBP deposits by participants in this credit arrangement was approximately 5.44% and the average annual interest rate paid on overdrafts was approximately 5.8025%.

         The Corporation, along with other European-based subsidiaries of Thermo Electron, participates in a cash management arrangement in the Netherlands with a wholly owned subsidiary of Thermo Electron. Under this arrangement, participants' balances are pooled for interest calculation purposes. Interest under this arrangement is based on Euro market rates. The Corporation has access to a $684,000 line of credit under this arrangement. Thermo Electron guarantees all of the obligations of each participant in this arrangement. At year-end 1999, the Corporation had $382,000 invested under this arrangement.

         At year-end 1998, $96,906,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lent excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S.

government agency securities, commercial paper, money market funds and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement were readily convertible into cash by the Corporation. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         Effective June 1999, the Corporation and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Corporation for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Corporation has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. At year-end 1999, the Corporation had invested $124,683,000 under this arrangement. In addition, certain of the Corporation's European-based subsidiaries participate in a new cash management arrangement with a wholly owned subsidiary of Thermo Electron on terms similar to the domestic cash management arrangement. The Corporation has access to a $4,110,000 line of credit under this arrangement. The Corporation had a positive cash balance of $10,300,000 under this arrangement at year-end 1999. Interest under this arrangement is calculated based on Euro market rates and was 3.95% on the negative balance at year-end 1999.

         As of January 1, 2000, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $917,000 for amounts due under the Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products, services and miscellaneous items and excluding amounts owed to Thermo Electron under the Tax Allocation Agreement. The largest amount of such net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since January 2, 1999 was $1,469,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

THERMO ELECTRON CORPORATE REORGANIZATION

         Thermo Electron has adopted a major reorganization plan under which, among other things, it is acquiring the minority interest in most of its subsidiaries that have minority investors. In furtherance of this plan, Thermo Instrument expects to cause the Corporation to merge with a wholly-owned subsidiary of Thermo Instrument and Thermo Electron in a "short-form" merger under Delaware law on May 11, 2000. In the merger, each outstanding share of Common Stock of the Corporation (other than shares owned by the wholly-owned subsidiary, the Corporation and stockholders of the Corporation who properly exercise appraisal rights under Delaware law) will be automatically converted into the right to receive $17.00 in cash, without interest, and the Corporation will become a private company.

         Executive officers and directors of the Corporation who hold shares of Common Stock in the Corporation will also receive $17.00 per share of Common Stock on the same terms as all the other stockholders. See "Security Ownership of Certain Beneficial Owners and Management."

         In addition, certain executive officers and directors of the Corporation hold options to acquire shares of Common Stock (See Item 12 - "Security Ownership of Certain Beneficial Owners and Management"), which options will be treated in the same manner as options held by other employees. In general, all unvested options held by such persons will be assumed by Thermo
Electron and converted into options to acquire shares of Thermo Electron's common stock. In the case of vested options held by such persons, the holders will be given the opportunity to elect either to convert the options into vested options for Thermo Electron common stock or to receive cash at the $17.00 transaction price less the applicable exercise price. Vested and unvested options that are assumed by Thermo Electron will be converted as follows: The number of shares of Thermo Electron common stock underlying each assumed option will equal the number of shares of Common Stock underlying the option before the transaction, multiplied by the "cash exchange ratio" described below, rounded down to the nearest whole number of shares of Thermo Electron common stock. The exercise price for each assumed option will be calculated by dividing the exercise price of the option before the transaction by the "cash exchange ratio" set forth below, rounded up to the nearest whole cent. The "cash exchange ratio" is a fraction, the numerator of which is $17.00 and the denominator of which is the closing price of Thermo Electron common stock on the day preceding the effective date of the transaction.

         In addition to the ownership information that appears in the Item 12 - "Security Ownership of Certain Beneficial Owners and Management" table, Mr. Melas-Kyriazi (who is not a named executive officer of the Corporation for purposes of Securities and Exchange Commission regulations, and whose ownership information therefore does not appear in such table) holds options to purchase 25,000 shares of Common Stock.

         Additionally, certain directors participate in the Deferred Compensation Plan. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." On the effective date of the proposed transaction, the Deferred Compensation Plan will terminate and the participants will receive cash in an amount equal to the balance of such participant's stock units credited to his account under the Deferred Compensation Plan, multiplied by $17.00.

STOCK HOLDING ASSISTANCE PLAN

         The human resources committee of the Corporation's board of directors (the "Committee") established a stock holding policy that requires its chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation may make interest-free loans to the chief executive officer, to enable him to purchase Common Stock in the open market. In 1996, Dr. Chapman received a loan in the principal amount of $210,654 under this plan to purchase 15,000 shares of common stock of which amount $168,523 was outstanding as of January 1, 2000. The loan is repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                              THERMOQUEST CORPORATION


                                              By: / s /  Sandra L. Lambert
                                                 ------------------------------
                                                 Sandra L. Lambert
                                                 Secretary